Form 10QSB
period 2001-03-31
WWBROADCAST NET INC
filed 2001-06-29
CIK 1101204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number  333-41516

wwbroadcast.net inc. (Exact name of small business issuer as specified in its charter)
Wyoming (State or other jurisdiction of incorporation or organization)	98-0226032 (I.R.S. Employer Identification No.)
Suite 2200, 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3H1 (Address of principal executive offices)
(604) 687-9931 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.      Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,314,053 common shares outstanding as of June 22, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

wwbroadcast.net inc.
(a development stage company)

INTERIM Financial Statements

March 31, 2001

(Unaudited)

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes To Financial Statements

wwbroadcast.net inc.
(a development stage company)
Balance Sheets
	March 31, 2001	December 31, 2000
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 11,446	$ 34,751
Amounts receivable	10,159	12,002
Prepaid expenses	3,277	3,450
Total current assets	24,882	50,203

Equipment	73,003	89,003

Intangible assets	122,763	155,064

Total assets	$ 220,648	$ 294,270

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$ 83,964	$ 85,317
Payables to related parties (note 4)	102,897	75,448
Notes payable to related party (note 4(d))	180,758	140,196
Total current liabilities	367,619	300,961

Stockholders' deficiency:
Common stock, no par value, authorized 100,000,000 shares; issued 12,314,054 at March 31, 2001 and December 31, 2000 (note 3)	4,004,956	4,004,956
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(2,849,990)	(2,849,990)
Deficit accumulated during the development stage (note 1)	(1,475,849)	(1,326,143)
Accumulated other comprehensive income:
Cumulative translation adjustment	(8,834)	(18,260)
	(146,971)	(6,691)

Total liabilities and stockholders' equity	$ 220,648	$ 294,270

Subsequent event (note 6)

The accompanying notes are an integral part of these financial statements

wwbroadcast.net inc.
(a development stage company)
Statement of Operations
(Unaudited)
	Three month period ended March 31, 2001 2000		Period from July 1, 1999 (inception of new business) to March 31, 2001

Advertising revenue	$ --	$ --	$ 5,113

Operating expenses:
Depreciation and amortization	35,941	17,840	222,815
Consulting fees	8,058	90,171	272,862
Marketing	2,053	35,697	173,667
Filing fees	601	4,181	20,533
Investor and media relations	--	--	15,126
Management fees to related parties (note 4)	26,508	31,658	201,086
General and administrative	4,514	18,402	64,936
Professional fees	17,811	22,478	233,150
Rent	13,563	--	61,578
Wages and benefits	40,657	--	214,010
	149,706	220,427	1,479,763
Loss from operations	(149,706)	(220,427)	(1,474,650)

Interest expense, net	--	--	(1,199)

Loss for the period	$ (149,706)	$ (220,427)	$ (1,475,849)

Loss per common share, basic and diluted	$ (0.01)	$ (0.02)	$ (0.15)

Weighted average number of common shares outstanding, basic and diluted	11,244,859	10,688,970	10,125,712

The accompanying notes are an integral part of these financial statements

wwbroadcast.net inc.
(a development stage company)
Statements of Stockholders' Equity (Deficiency)
(Unaudited)
				Deficit	Deficit
				accumulated	Accumulated
			Additional	Prior to	During	Cumulative	Total	Comprehensive
	Common Shares		Paid-In	Development	Development	Translation	Stockholders'	Income
	Shares	Amount	Capital	Stage	Stage	Adjustment	Equity	(loss)
				note (1)	note (1)
							-
Balance, December 31, 1998	6,959,054	$2,845,343	$ -	$ (2,823,291)	$ -	$ -	$22,052
						-
Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $0.29 per share)	1,000,000	267,415	-	-	-	-	267,415
Loss for the period	-	-	-	(26,699)	-	-	(26,699)	(26,699)
Balance, July 1, 1999 (inception of new business)	7,959,054	3,112,758	-	(2,849,990)	-	-	262,768
Issuance of common stock on exercise of stock options by employees(August 30, 1999 $0.20 per share)	5,000	1,003	-	-	-	-	1,003
Issuance of common stock for intangible assets too non-employees (November 15, 1999 - $0.03 per share)	3,000,000	101,633	102,000	-	-	-	203,633
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $0.55 per share)	15,000	8,334	-	-	-	-	8,334
Loss for the period	-	-	-	-	(274,926)	-	(274,926)	(274,926)
Adjustment to cumulative translation account	-	-	-	-	-	5,765	5,765	5,765
Balance, December 31, 1999	10,979,054	3,223,728	102,000	(2,849,990)	(274,926)	5,765	206,577	$(295,260)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $0.56 per share)	10,000	5,644	-	-	-	-	5,644
Issuance of common stock on private placement to non-employees (January 25, 2000 - $0.50 per share)	752,000	376,000					376,000
Issuance of common stock on private placement to employees (January 25, 2000 - $0.50 per share)	318,000	159,000	-	-	-	-	159,000
Issuance of common stock on exercise of options by employees (February 7, 2000 - $0.43 per share)	10,000	4,542	-	-	-	-	4,542
Issuance of common stock on exercise of options by employees (March 15, 2000 - $0.43 per share)	10,000	4,542	-	-	-	-	4,542
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $1.00 per share)	225,000	225,000					225,000
Issuance of common stock for services by non-employees (June 21, 2000 - $0.65 per share)	10,000	6,500					6,500
Consultant stock option compensation expense		-	80,746	-	-	-	80,746
Loss for the period	-	-		-	(1,051,217)	-	(1,051,217)	(1,051,217)
Adjustment to cumulative translation account	-	-	-	-	-	(24,025)	(24,025)	(24,025)
Balance, December 31, 2000	12,314,054	4,004,956	182,746	(2,849,990)	(1,326,143)	(18,260)	(6,691)	$(1,370,502)
Loss for the period					(149,706)		(149,706)	(149,706)
Adjustment to cumulative translation account						9,426	9,426	9,426
Balance, March 31, 2001	12,314,054	$4,004,956	$182,746	$(2,849,990)	$(1,475,849)	$(8,834)	$(146,971)	$(140,280)

The accompanying notes are an integral part of these financial statements.

wwbroadcast.net inc. (a development stage company) Statements of Cash Flows (Unaudited)	Three month period ended March 31, 2001 2000		Period from July 1, 1999 (inception of new business) to March 31, 2001

Cash flow from operating activities:
Loss for the period	$ (149,706)	$ (220,427)	$ (1,475,849)
Items not affecting cash:
Depreciation and amortization	35,941	17,840	222,816
Consultant stock option compensation	--	--	80,746
Issuance of common stock for services	--	--	6,500
Changes in operating assets and liabilities:
Amounts receivable	1,843	(9,812)	(8,809)
Prepaid expenses	173	(6,618)	(3,277)
Accounts payable and accrued liabilities	(1,353)	(61,192)	156,673
Net cash used in operating activities	(113,102)	(280,209)	(1,021,200)

Cash flow from investing activities:
Purchase of equipment	12,360	(8,283)	(97,542)
Purchase of intangible assets	--	--	(117,407)
Net cash used in investing activities	12,361	(8,283)	(214,949)

Cash flow from financing activities:
Notes payable to related parties	40,562	--	180,758
Additional Paid-in capital relating to Consultant stock option compensation	--	22,978	--
Proceeds from issuance of common shares	--	549,728	783,060
Payables to related parties	27,449	--	27,449
Subscriptions received in advance of
issuance of shares	--	3,247	--
Net cash provided by financing activities	68,011	575,953	991,267

Increase (decrease) in cash and cash equivalents	(32,731)	287,461	(244,882)

Effect of exchange rate changes on foreign currency denominated cash balances	9,426	1,336	(13,085)

Cash and cash equivalents, beginning of period	34,751	206,516	269,413
Cash and cash equivalents, end of period	$ 11,446	$ 495,313	$ 11,446

Supplemental disclosure:
Interest paid	$ --	$ 52	$ 3,961
Income taxes paid	--	--	--
Non-cash transactions:
Issuance of common stock for services	--	--	6,500
Issuance of common stock and options to acquire assets	--	--	203,633
Share issued on conversation of subscriptions received	--	--	221,753

The accompanying notes are an integral part of these financial statements.

wwbroadcast.net inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)

1. Nature of development stage activities and operations:

Predator Ventures Ltd. was incorporated on June 24, 1986 in British Columbia, Canada. The Company had no substantive operations at July 1, 1999 when the new business venture was started.

On July 1, 1999, the Company began development of a web portal offering vertical content through multiple branded channels. These vertically branded channels offer a selection of live and on demand audio and video programming via the Internet. Costs and expenses incurred by the Company prior to July 1, 1999 do not relate to this business. As the Company has not generated any material revenue from its principal planned operations, for financial reporting purposes, the Company is considered to be in the development stage and these financial statements are of a development stage enterprise.

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, described below, currently exist which raise doubt upon the validity of this assumption. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the market's acceptance of its services. There can be no assurance that the Company will be able to secure market acceptance. As of March 31, 2001, the Company is considered to be a development stage enterprise as the Company has not generated any material amount of revenue. The Company is continuing to develop its new business, and has experienced negative cash flow from operations. Operations have been financed primarily by the issuance of common stock and financing from related parties. The Company may not have sufficient working capital to sustain operations over the next fiscal year. Additional debt or equity financing will be required from existing shareholder or third parties and may not be available on reasonable terms or on any terms at all. It is management's intention to continue to pursue market acceptance of its products and to identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements. If additional financing is not available, the Company intends to reduce operations to a sustainable level until any such financing is obtained. Management will reassess its current business model at a future date to determine whether it is the best model available to the Company. In the opinion of management, the Company will be able to continue operations, although it may be at a reduced level for the next year.

2. Significant accounting policies:

(a) Basis of presentation:

The unaudited balance sheets, statements of operations and deficit and statements of cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States. Material measurement differences to Canadian generally accepted accounting principles are explained in note 5.

The interim consolidated financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements.

In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2001 and for the periods ended March 31, 2001 and 2000.

Interim results of the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB which includes the Company's financial statements for the fiscal year ended December 31, 2000.

(b) Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires that management make estimates and reasonable assumptions which impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting periods. Actual amounts may differ from these estimates.

(c) Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 1,069,195 common shares held in escrow which are released based on financial performance criteria (note 3(a)).

Diluted loss per share is computed using the weighted average number of common and potentially dilutive commons shares outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share are the same. Excluded from the calculation of diluted loss per share are stock options and share purchase warrants as they are anti-dilutive.

3. Stockholders' equity:

(a) Escrowed stock:

At March 31, 2001, 2,569,195 common shares outstanding were held in escrow.

1,069,195 (December 31, 2000 - 1,069,195) of these shares are releasable from escrow on satisfaction of certain predetermined tests set out by the CDNX related to the generation of positive cash flow from operations. For accounting purposes these shares will be recorded at their value when the performance measures are satisfied with a charge in an equivalent amount to compensation expense. Stock not released from escrow within 10 years of the date of their issuance will be cancelled. Pursuant to the escrow agreements, holders of the stock may exercise all voting rights attached thereto except on a resolution to cancel any of the stock, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company.

The remaining escrowed stock of 1,500,000 relates to the acquisition of vertically branded channels (note 1) and will be released in increments of 750,000 common stock on each of November 15, 2001 and November 15, 2002.

(b) Stock options and stock-based compensation:

At March 31, 2001, the Company's Board of Directors has granted stock options to certain consultants, employees and directors to buy an aggregate of 979,000 shares of common stock of the Company at prices ranging between $0.21 and $1.85. Stock options are granted with an exercise price equal to the stock's market value at the date of grant. All stock options have terms of one to five years and vest over periods of zero to 18 months.

3. Stockholders' equity (continued):

A summary of the status of the Company's stock options at March 31, 2001 and 2000 and changes during the years ended on those dates is presented below:

	2001		2000
	Options	Weighted average exercise price	Options	Weighted Average exercise price
Outstanding, beginning of period	1,078,000	$ 0.56	545,000	$ 0.37
Granted	--	--	949,000	0.88
Exercised	--	--	(30,000)	0.49
Expired/cancelled	(99,000)	0.69	(386,000)	1.09
Outstanding, end of period	979,000	$ 0.55	1,078,000	$ 0.56
Options Exercisable	927,000	$ 0.55	931,000	$0.54

(c) Share rescission offer:

In connection with the Company's redomiciliation in 1999, the Company was be required to make an offer to repurchase common shares held by U.S. shareholders, who were shareholders at July 14, 1999, for cash consideration of Cdn $0.66 per share. It was estimated that this repurchase offer would relate to 500 common shares. The Company's non-U.S. shareholders may be able to compel the Company to repurchase their shares as well, if they successfully sue it for violating U.S. securities laws in connection with the move to Wyoming. No such claims have been made to June 18, 2001. If the non-U.S. shareholders are able to compel the Company to purchase their shares as well, and all of the U.S. shareholders accept the repurchase offer, the Company would need to pay those shareholders approximately Cdn. $3,978,025, which amounts to approximately $2,772,563, based on the rate of exchange on June 30, 1999, plus interest. This could make the Company insolvent or require it to obtain additional financing, the availability of which cannot be assured. See also note 6.

4. Related party transactions:

In addition to related party transactions disclosed elsewhere in these financial statements, during the periods presented, the Company paid management fees and rent of $30,857 (2000 - $57,434) to companies controlled by one or more directors or officers. The fees were paid pursuant to the following agreements:
  Under the terms of the Asset Purchase Agreement, the Company will pay Sedun De Witt Capital Corp Cdn $10,000 per month for a term of 12 months in consideration for which

  4. Related party transactions (continued):

  Sedun De Witt Capital Corp will provide the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company. Sedun De Witt Capital Corp agreed to reduce its monthly fee to Cdn $5,000 per month up to January 31, 2000.

  Total payments made to Sedun De Witt Capital Corp. pursuant to the Asset Purchase Agreement were as follows:

2000	Cdn$ 115,000
2001	Cdn$ 30,000

  The Company agreed to continue the Corporate Advisory Agreement with Sedun De Witt Capital Corp. on a month-to-month basis, the terms of which are the same as those described in Note 4(a).

  Notes Payable to Related Party balance represents amounts loaned to the Company by Sedun De Witt Capital Corp. The loans are non-interest bearing and payable on demand. Subsequent to period end, an additional Cdn$20,000 was borrowed from Sedun De Witt Capital Corp. under the same terms and conditions as the previous loans.

5. Canadian generally accepted accounting principles:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") which differ in certain respects with accounting principles generally accepted in Canada ("Canadian GAAP"). Material measurement differences to these financial statements are as follows:

(a) Statement of operations:

	2001	2000
Loss for the period, US GAAP	$ (149,706)	$ (220,427)
Loss for the period, Canadian GAAP	$ (149,706)	$ (220,427)
Loss per share, Canadian GAAP	$ (0.01)	$ (0.02)

(b) Loss per share:

Under Canadian GAAP, the calculation of net loss per share includes contingently returnable stock such as stock held in escrow that are described in note 3(a).

5. Canadian generally accepted accounting principles (continued):

(c) Development stage enterprise:

Under US GAAP, a Company which is in the process of devoting substantially all of its efforts to establish a new business and for which planned operations have not yet commenced or there is no significant revenue therefrom, is required to disclose additional information from inception or change in business to the current period end. The financial statements disclose the accumulated deficit during the development stage and the operations, changes in equity and cash flows during the development stage. No similar disclosure is required under Canadian GAAP.

6. Subsequent event:

Subsequent to period end, the Company made the rescission offer as discussed in note 3(c) to the sole U.S. shareholder of record as at July 14, 1999. The offer was made May 18, 2001 and expired June 18, 2001. The Company was contacted by the U.S. shareholder who held 500 shares at July 14, 1999. It was determined that the U.S. shareholder had disposed of their shares at a value greater than the Cdn$0.66 per share offering price. Thus, the Company incurred no expense as a result of the offer and believes no further claims exist.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This quarterly report contains certain forward-looking statements. Such forward-looking statements are subject to material risks, uncertainties and contingencies, many of which are beyond our control. For discussion of important risk factors that could cause actual results to differ materially from the forward looking statements, see "Risk Factors". The risk factors include but are not limited to, "Penny Stock" rules, our competition, our limited operating history, our history of losses, the fact that our quarterly operating results are subject to fluctuation, market acceptance of our company, our dependence on continued growth in the use of the Internet and of streaming media content, our reliance on technology and computer systems, our ability to respond to technological change, our dependence upon providers of streaming media products, our relationships with content providers, our ability to manage growth, risks associated with generating revenues from advertising and alliances, marketing risks, seasonal and cyclical patterns, security risks, our dependence on key personnel, government regulation, potential liability for website information, limited protection of intellectual property, risk of misappropriation of intellectual property or other proprietary rights, insider control of common stock, stock price volatility and effect of shares eligible for public sale.

Forward-looking statements which are subject to material risks, uncertainties and contingencies include, in particular, statements made as to plans to: enhance our "worldwide" brand name through our approach to content aggregation, evolve from a pure content aggregator to a content aggregator/provider hybrid, expand global programming content, enhance brand awareness, penetrate the broadcasting support services market, expand our network infrastructure, and capture and develop emerging revenue opportunities. Forward-looking statements also include statements as to the market opportunity presented by markets targeted by us, our ability to aggregate and deliver compelling content over the Internet, our anticipated sources of capital, and competitive and technological developments. We cannot assure that the future results covered by the forward looking statements will be achieved.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion should be read in conjunction with our historical Financial Statements and Notes thereto contained in Item 1.

Going Concern

Our Financial Statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the quarter ended March 31, 2001, for the quarter ended March 31, 2000 and for the period from the inception of our new business as of July 1, 1999 to March 31, 2001 of $149,706, $220,427 and $1,475,849, respectively. We do not expect to earn significant revenues over the next six months to one year, and we are planning to incur marketing, staffing (including employees and consultants), legal and accounting, financing and administrative expenses in the approximate amount of $115,000 during the remainder of 2001. We anticipate that we will continue to experience losses from operations during the foreseeable future since we do not currently generate any revenue from operations, and we may not have sufficient working capital to sustain operations until September 30, 2001. Our auditors' report on our 2000 financial statements contains an explanatory paragraph that states that due to recurring losses and negative cash flows, substantial doubt exists as to our ability to continue as a going concern. During the three months ended March 31, 2001, we received loans for working capital totalling Cdn$75,000 from Sedun De Witt Capital Corp. Subsequent to March 31, 2001, the Company has received a further Cdn$20,000 in working capital loans from Sedun De Witt Capital Corp. We have been spending the funds on the maintenance of our business. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us. During the three months ended March 31, 2001, we reduced our operations by terminating a consultant and five employees. If we are not successful in obtaining up to $375,000 in additional financing by July 31, 2001, we intend to further reduce operations, and to continue to seek suitable financing. If we are unable to raise additional financing, our ability to continue as a going concern beyond September 30, 2001, even at a reduced level, will be uncertain, although we believe that we will be able to continue operations at a reduced level for the next year. See "Current Capital Resources and Liquidity."

Our Financial Statements included in this quarterly report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

General

We were incorporated under the laws of the Province of British Columbia on June 24, 1986 under the name "Belcarra Resources Ltd.". We changed our name to "Belcarra Motors Corp." on October 12, 1994, and to "Predator Ventures Ltd." on September 10, 1997. We were continued to the State of Wyoming effective July 14, 1999 and, on September 9, 1999, we filed Articles of Amendment which increased our authorized capital from 100,000,000 common shares with no par value to unlimited common shares with no par value.

On November 16, 1999, we changed our name to "wwbroadcast.net inc." to reflect our new business which we had commenced on July 1, 1999, when we began seeking a suitable Internet-based business for acquisition. Prior to commencing our new business, we had been relatively inactive, having sold the underlying assets of our previous business effective March 31, 1997.

In furtherance of our new business, on November 15, 1999, we acquired all rights in and to High Tech Venture Capital Inc.'s business of developing an Internet website and Content Websites to aggregate, distribute and market a selection of streaming media programming (that is, live or archived audio and video programming) via the Internet under the name "Worldwide Broadcast Network". The acquisition was effected pursuant to an Asset Purchase Agreement with High Tech Venture Capital Inc., which had been preceded by a Letter of Intent dated July 9, 1999, and which became effective on November 15, 1999. Concurrent with the acquisition, we effected the name change to our current name, as well as a 2 for 1 share consolidation, such that each of our shareholders received one share of our common stock after consolidation for every two shares of common stock previously held by the shareholder.

Our website, wwbc.net (the "Website"), became operational on March 9, 2000. The Website offers users access to various subsidiary content distribution websites (the "Content Websites"), through which users with multimedia enabled personal computers or certain other Internet-attached devices can access Internet links to various providers of streaming media programming, organized by logical categories and subcategories to facilitate searches for such programming in a convenient and user-friendly manner. Each of the Content Websites has been registered as domain names with Network Solutions Inc. We believe that this positions us to provide an attractive advertising platform for businesses seeking to target specific users with rich, compelling advertisements via the Internet. Our business is currently limited to aggregating streaming media content programming developed and posted on the Internet by various providers. Eventually, we plan to develop and offer our own programming.

We are in the still in the initial development stage of our new business, and are currently focusing on building market acceptance for our services. We currently do not charge advertising or any other fees to our Affiliates who are linked to our Website or Content Websites or to any visitors to our network, as we are concentrating on increasing the number of users who visit our network, and we do not have any other sources of operating revenue. We anticipated introducing certain advertising fees in the fourth quarter of 2000, provided that the number of "page views" registered by visitors to our websites had increased to at least 500,000 per month, the minimum level which we felt would be commercially acceptable to businesses that may wish to use our services as an advertising platform. We are currently averaging approximately 150,000 page views per month, and therefore do not anticipate introducing advertising fees until such time as our "page views" have increased to the level of 500,000 per month .

Results of Operations

We have included in this quarterly report financial statements for the three month period ended March 31, 2001 and 2000 and the period from July 1, 1999 (being the date of inception of our new business) to March 31, 2001.

Three month period ended March 31, 2000

We incurred a net loss of $220,427 for the three month period ended March 31, 2000, resulting in a loss per share of $0.02. The loss was attributable to operating expenses of $220,427.

During the period from July 1, 1999 to March 31, 2000, the period in which we began development of our new business, we incurred a net loss of $478,668.

During the period from January 1, 2000 to March 31, 2000 we incurred consulting fees of $17,840, $17, 840 in depreciation and amortization, $35,697 in marketing, $4,181 in filing fees, $31,658 in management fees, $18,402 in general and administrative expenses and $22,978 in professional fees.

During the period from July 1, 1999 to March 31, 2000, we incurred $67,337 in consulting fees, $41,183 in depreciation and amortization expenses in relation to the assets acquired from High Tech Venture Capital Inc., $4,106 in marketing and promotion expenses related to our new business, $80,877 in professional fees, and $11,405 in general and administrative expenses. These expenses were in addition to $40,456 in management fees paid to related parties during this period.

Three month period ended March 31, 2001

We incurred a net loss of $149,706 for the three month period ended March 31, 2001, resulting in a loss per share of $0.01. This loss reflects operating expenses for the period of $149,706, consisting of $8,058 in consulting fees, $35,941 in depreciation and amortization expenses, $2,053 in marketing expenses, $601 in regulatory filing fees, $13,563 in rent fees, $40,657 in wages and benefits, $134,462 in professional fees, $4,514 in general and administrative expenses, and $26,508 in management fees paid to related parties.

The foregoing expenses reflect the general decrease in expenses that has resulted from the downsizing of our operations, particularly in the form of consulting, marketing, and professional fees, and wages and benefits expenses. From the date of commencement on our new business on July 1, 1999 to March 31, 2001, we incurred operating expenses totalling $1,479,763, consisting of $272,862 in consulting fees, $222,815 in depreciation and amortization expenses, $15,126 in investor and media relations fees, $61,578 in rent, $214,010 in wages and benefits, $173,667 in marketing expenses, $20,533 in regulatory filing fees, $233,150 in professional fees, $64,436 in general and administrative expenses, and $174,578 in management fees paid to related parties. The consulting fees consisted primarily of fees paid to consultants to develop, activate and maintain our Website and Content Websites, and to search for and screen streaming media programming content on the Internet for inclusion in our Content Websites.

In an effort to cut costs, we reduced staffing levels during the period from three consultants to two, and from seven employees to three, thereby reducing our monthly staffing costs from Cdn$65,000 to Cdn$15,000. In addition, subsequent to the period end, we further reduced staffing levels to two consultants (including our President, Mr. Exner) and one employee, and Mr. Exner agreed to reduce his monthly consulting fees from Cdn$7,000 to Cdn$3,500.

Balance Sheets

Total cash and cash equivalents as at March 31, 2001 and December 31, 2000 were, respectively, $11,446 and $34,751. Working capital as at March 31, 2001 and December 31, 2000 were, respectively, $(342,737)and $(250,758).

The decrease in working capital between December 31, 2000 and March 31, 2001 was attributable to operating expense of $149,706. No revenue was generated during the period.

Total share capital as at March 31, 2001 and December 31, 2000 was, respectively, 4,004,956 and $4,004,956. No share capital transactions occurred during the three month period ended March 31, 2001.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not generate revenue from our business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. Our most recent private placements of units are described above under the heading "Balance Sheets". There can be no assurances that any outstanding incentive stock options will be exercised.

As at June 15, 2001, we have received loans for working capital totalling Cdn$305,000 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by non-interest bearing promissory notes executed by us in favour of Sedun De Witt Capital Corp. and payable on demand.

Our working capital or cash flows are not sufficient to fund ongoing operations and commitments. Our ability to settle our liabilities as they come due and to fund our commitments and ongoing operations is dependant upon our ability to obtain additional financing by way of debt, equity or other means. There can be no assurances that we can obtain such additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements. As discussed above under the heading "Going Concern", we expect to incur marketing, staffing (including employees and consultants), legal and accounting, financing and administrative expenses in the approximate amount of $115,000 during the remainder of the 2001 fiscal year .

PLAN OF OPERATION

As discussed above under the heading "General", we currently do not charge advertising or any other fees to our Affiliates who are linked to our Website or Content Websites or to any visitors to our network, as we are concentrating on increasing the number of users who visit our network, and we do not have any other sources of operating revenue. As a result, we have incurred net losses from operations from the inception of our new business as of July 1, 1999 to December 31, 2000 of $1,326,143 and for the three month period ended March 31, 2001 of $149,706, and we anticipate that we will continue to experience losses from operations during the foreseeable future.

We anticipated introducing certain advertising fees in the fourth quarter of 2000, provided that the number of "page views" registered by visitors to our websites had increased to at least 500,000 per month, the minimum level which we felt would be commercially acceptable to businesses that may wish to use our services as an advertising platform. However, we are currently averaging approximately 150,000 page views per month, and there can be no assurances that we will be successful in attracting such minimum level of page views.

We are planning to incur marketing, consulting, legal and accounting, financing and administrative expenses in the approximate amount of $115,000 for the remainder of the 2001 fiscal year. These anticipated expenses may be broken down as follows:

Expense	April to June, 2001	July to December, 2001
Staffing	$10,000	$10,000
Legal and Accounting	$15,000	$20,000
Financing and Administrative	$20,000	$40,000

The above expenses represent our anticipated ongoing working capital needs to promote market acceptance of our services, fund our day-to-day operational expenses and our on-going regulatory compliance costs. We do not anticipate incurring any material research and development expenses during the next 12 months, nor do we anticipate any significant increase to the number of our employees. However, further staffing reductions are possible in the event that we are unsuccessful in obtaining additional financing before the end of the July 31of 2001.

We do not have sufficient working capital to sustain operations beyond the end of our second quarter of this fiscal year. Our ability to settle our liabilities as they come due and to fund our commitments and ongoing operations is dependant upon our ability to obtain additional financing by way of debt, equity or other means. We anticipate that we will have to seek such financing in the approximate amount of $375,000 no later than the third quarter of this year, likely by way of a private placement of units similar to the private placements effected by us in January and April of 2000. There can be no assurances that we can obtain such additional financing on terms reasonably acceptable to us or at all.

Factors That May Affect the Company's Future Results

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating the Company and our business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

RISK FACTORS

"Penny Stock" Rules

Our common stock would be classified as "penny stock" under United States securities laws. These laws impose special rules on broker-dealers trading in penny stocks that are not applicable to other stocks. If broker-dealers find these requirements too burdensome and therefore are less willing to deal in penny stocks, this might limit market activity for all penny stocks, including our common stock. This could limit your ability to sell your stock in us when you want and at a satisfactory price.

The laws relating to penny stocks were changed in 1990 because of alleged abuses in the penny stock market. The new laws require broker-dealers who sell penny stocks to meet potentially burdensome requirements. For example, a broker-dealer selling a penny stock must:

  give the customer written information about the market for penny stocks including a discussion of how those stocks are traded, and the risks of the penny stock market. This information must also describe the broker-dealer's duties to the customer and let the customer know about his or her rights and remedies if the broker-dealer violates these duties; and
  give penny stock customers written monthly account statements that list their holdings and estimated market values.

If broker-dealers find these requirements too burdensome, the willingness of broker-dealers to deal in penny stocks such as ours may be limited, possibly resulting in a less active market which could lower the value of your investment in our common stock.

We Are Subject To Competitors With Greater Resources And Better Name Recognition

Many of our competitors, most notably Realguide.com, Windows Media and Yahoo Broadcast.com, are substantially larger than us and have significantly greater financial resources and marketing capabilities than we have, together with better name recognition. It is possible that new competitors may emerge and acquire significant market share. Competitors with superior resources and capabilities may be better able to utilize such advantages to market their website, products and services better, faster and/or cheaper than we can.

Increased competition from future or existing competitors will likely impair our ability to establish and maintain market share. If we are unsuccessful in generating sufficient traffic to our websites to attract business advertisers, it is unlikely that we will be able to generate sufficient advertising revenues to sustain operations. We anticipate that we will be in a position to commence charging fees for advertising once we register at least 500,000 "page views" per month by visitors to our websites, which cannot be assured. We had hoped to register this minimum level of page views by the fourth quarter of 2000, but are currently averaging approximately 150,000 page views per month.

No Assurances As To Our Ability To Provide Compelling Products And Services

Our ability to compete successfully will require us to develop and maintain a technologically advanced website and to provide superior products and services, attract and retain highly qualified personnel and build a significant customer base. In addition, we must provide sufficiently compelling and entertaining content to generate users, support advertising intended to reach such users and attract business and other organizations seeking Internet broadcasting and distribution services. There are no assurances that we will be able to achieve these objectives, particularly since the marketability of our products and services will be subject to consumer tastes and preferences which are beyond our control.

No Assurances That Our Products And Services Will Remain Competitive With Other Technologies

Our websites and products and services will compete directly with other existing and subsequently developed products using competing technologies. There can be no assurance that our competitors will not succeed in developing or marketing technologies, websites, services and products that are more effective and commercially desirable than those developed or marketed by us or that would render our websites, products and services non-competitive.

Limited Operating History In Providing Internet Services

On March 9, 2000 we activated our Website on the Internet, thereby giving us the ability to aggregate, distribute and market streaming media on the Internet. As such, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets similar to those faced by us. Some of these risks and uncertainties relate to our ability to:

    attract and maintain a large base of users;
    develop and introduce desirable services and original content to users;
    establish and maintain strategic alliances with content providers and streaming media providers;
    establish and maintain relationships with these providers;
    establish and maintain relationships with advertisers and advertising agencies;
    respond effectively to competitive and technological developments;
    build an infrastructure to support our business;
    provide compelling and unique content to Internet users;
    successfully market and sell advertising;
    effectively develop new and maintain existing relationships with advertisers, content providers, business customers and advertising agencies;
    continue to develop and upgrade our technology and network infrastructure;
    respond to competitive developments;
    successfully introduce enhancements to our existing products and services with a view to addressing new technologies and standards; and
    attract, retain and motivate qualified personnel.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so may impair our ability to capture market share and generate revenues. In addition, our operating results are dependent to a large degree upon factors outside of our control, including the availability of compelling content and the development of broadband networks to support multimedia streaming.

We Lack Working Capital

We do not have any material revenues. We do not anticipate being in a position to commence charging fees for advertising until we register at least 500,000 page views per month by visitors to our websites, which cannot be assured, particularly since we are still averaging only about 150,000 page views per month. We have also been unsuccessful in obtaining any private placement equity financing since the closing of our last private placement in April, 2000, due primarily to prevailing market conditions.

During the three months ended March 31, 2001, we received additional loans for working capital totalling Cdn$75,000 from Sedun De Witt Capital Corp., a related party. Subsequent to March 31, 2001, the Company has received a further Cdn$20,000 in working capital loans from Sedun De Witt Capital Corp. We have been spending the funds on the maintenance of our business. If we are not successful in obtaining up to $375,000 in additional financing by July 31, 2001, we intend to further reduce operations, and to continue to seek suitable financing. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us. If we are unable to raise additional financing, our ability to continue as a going concern beyond September 30, 2001, even at a reduced level, will be uncertain, although we believe that we will be able to continue operations at a reduced level for the next year.

As at June 15, 2001, we have received loans for working capital totalling Cdn$305,000 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by non-interest bearing promissory notes executed by us in favour of Sedun De Witt Capital Corp. and payable on demand. Any such demand for repayment will have a material adverse effect on us. Our ability to continue in business depends upon our continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon us. In addition, we will require funds to finance our development and marketing activities in the future. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale-back or eliminate our promotional and marketing campaign or our development programs. Inadequate funding also could impair our ability to compete in the marketplace and could result in our dissolution.

History Of Losses

(a) Lack of Revenues

We currently do not generate any revenues from our business operations, and our ability to generate revenues in the future is uncertain. Our short and long-term prospects depend upon establishing and maintaining strategic alliances with content providers and affiliates in order to build memberships that will generate a demand for advertising. We anticipate that a significant portion of our revenues, if any, will be derived from advertising. Accordingly, our future success is highly dependent on such alliances and we may never generate significant revenues if we fail to establish such alliances. Any adverse developments in streaming media technology could have an adverse affect on our ability to generate revenues. As our business evolves, we anticipate we will have to introduce a number of new services in order to become and remain competitive. With respect to both current and future services, if any, we will have to significantly increase our marketing and operating expenses in order to increase our user base, enhance our image and support our infrastructure. We will be incapable of covering these and other future costs unless we obtain additional financing by way of debt, equity or other means, and commence generating significant revenues. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

(b) Difficulties In Continuing As A Going Concern

We have not achieved profitability and expect to continue to incur net losses for the foreseeable future and we cannot give assurances that we will achieve profitability. We have incurred net losses of approximately $3,108,231 to December 31, 1999, net losses of $1,051,217 between January 1, 2000 to December 31, 2000, and further net losses of $149,706 for the three month period ended March 31, 2001. Our auditor's report on our 2000 financial statements contains an explanatory paragraph that states that, due to recurring losses and negative cash flows substantial doubt exists about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be required as a result of that uncertainty.

Quarterly Operating Results Subject To Fluctuation

Even if we commence generating revenues from operations, which cannot be assured, our quarterly operating results may fluctuate significantly as a result of a variety of factors beyond our control, including:

    the cost of acquiring, and the availability of, content;
    the demand for our services;
    the demand for Internet advertising;
    seasonal trends in Internet advertising placements;
    advertising cycles for, or the addition or loss of, individual advertisers;
    the level of traffic on our websites;
    the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
    price competition or pricing changes in Internet broadcasting services, such as business services, and in Internet advertising ;
    the seasonal nature of the content accessible from our network, such as sporting and other seasonal events;
    technical difficulties or system downtime;
    costs associated with acquiring or integrating efficient technologies to meet our needs;
    the introduction of new products or services by us or by our competitors;
    our ability to successfully integrate operations and technologies from acquisitions; and
    general economic conditions, as well as economic conditions specific to the Internet, such as electronic commerce and online media.

Generally, advertising sales in television are lower in the first and third calendar quarters of each year, and advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonal and cyclical variations in the level of Internet advertising expenditures could become more pronounced than they currently are. We expect our Internet advertising sales generally to follow the quarterly trends of traditional media advertising.

Acceptance Of The Company By Internet Consumers, Advertisers And Content Providers

Our success is dependent upon achieving significant market acceptance of our websites and services by Internet consumers, advertisers and content providers. Failure to achieve and maintain such market acceptance would seriously harm the viability of our business.

We cannot guarantee that Internet consumers, advertisers or content providers will accept streaming media technology or even the Internet, as a replacement for traditional sources of live and archived audio and video programming.

Market acceptance of streaming media technology depends upon continued growth in the use of the Internet generally and, in particular, as a source of multimedia programming for consumers. The Internet may not prove to be a viable channel for these services because of inadequate development of necessary infrastructure, such as reliable network backbones, or complimentary services, such as high-speed modems and security procedures for the transmission of live and archived audio and video programming, the implementation of competitive technologies, government regulation or other reasons.

Dependence Upon Continued Growth In The Use Of The Internet And Of Streaming Media Content

Our business is new and rapidly evolving, and may be adversely affected if Internet usage, and in particular usage of multimedia information and entertainment, does not continue to grow.

Conversely, if Internet usage does continue to grow substantially, our infrastructure may be unable to support the high demands associated with such growth. Specifically, the ability of the Internet to deliver high quality video content, as well as the reliability and performance of the video content, may decline, which may adversely affect us.

Reliance Upon Technology, Computer Systems And Internet Service Providers

The performance, reliability and availability of our websites and network infrastructure are critical to our ability to attract and retain users, advertisers and content providers. Our business may be seriously harmed if users cannot access our websites 24 hours a day, seven days per week. If users have any problems accessing us, this would decrease traffic flow to our websites, and thereby decrease the potential for advertising revenues

Our business is highly dependent upon our computer and software systems. In addition, the users of our websites depend on Internet service providers and other website operators for access to our websites. Possible causes of access problems therefore include:

    the temporary or permanent loss of our equipment or systems, through casualty, operating malfunction or otherwise;
    outages or other problems that may be experienced by Internet service providers and other website operators; and
    slower access or system failures due to increased traffic on our websites or on the Internet.

A large portion of our network infrastructure is currently located at a single facility. Our systems and operations are therefore vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure and similar events. We have only limited redundant facilities and systems and no formal disaster recovery plan. Moreover, we do not currently carry sufficient business interruption insurance to compensate for losses that may occur.

Difficulties In Responding To Technological Change

Our market is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. If we fail to rapidly respond to technological developments, our business could be adversely affected. The emerging character of these products and services and their rapid evolution will require us to:

    effectively use leading technologies;
    continue to develop our technological expertise; and
    enhance our current services and continue to improve the performance, features and reliability of our network infrastructure.

Changes in network infrastructure, transmission and content delivery methods and underlying software platforms and the emergence of new broadband technologies, such as xDSL and cable modems, could dramatically change the structure and competitive dynamic of the market for streaming media solutions. In particular, technological developments or strategic partnerships that accelerate the adoption of broadband access technologies or advancements in streaming and compression technologies may require us to expend resources to address these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures to modify or adapt our websites and services.

Dependence Upon Providers Of Streaming Media Products

We rely on providers of streaming media products, such as RealNetworks and Microsoft, to provide our users with streaming media software. In the future, we may need to acquire licenses from such streaming media companies to meet our future needs. Through links provided by us, users are currently able to download electronically copies of Apple Quicktime and Microsoft's Windows Media Player software. If providers of streaming media products substantially increase user fees charged to users for the use of their products, or begin charging users for copies of their player software, such actions could result in decreased traffic to our websites, thereby decreasing the potential for advertising revenues.

Dependence Upon Relationships With Content Providers

Our future success depends upon our ability to aggregate and deliver compelling content over the Internet. We do not create our own content. Rather, we rely on third party content providers, such as television stations and cable networks, businesses and other organizations, universities, film producers and distributors for compelling and entertaining content.

We have a limited number of relationships with content providers, and significantly rely upon the personal contacts of our President, Kirk Exner, and our Advisory Board to maintain our existing relationships and to develop new relationships. Our success depends significantly on our ability to maintain these existing relationships with these content providers and to build new relationships with other content providers. We cannot ensure that we will be able to maintain such relationships and continue to obtain the necessary content.

Further, our relationships with certain of our content providers are nonexclusive, and many of our competitors offer, or could offer, content that is similar to or the same as that obtained by us from such nonexclusive content providers. Such direct competition could adversely affect our business. Any inability to effectively manage our relationships with content providers may result in decreased traffic on our websites and, as a result, decreased potential for advertising revenues, which could adversely affect our business.

Uncertain Ability To Achieve, Manage Or Sustain Growth

It may be necessary for us to grow in order to remain competitive (see "Risk Factors-Competition"). Our ability to grow is dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide new services as our customers may demand in the future and our ability to adapt our systems to accommodate our expanded operations. In addition, there can be no assurance that we will be able to achieve necessary expansion or that we will be able to manage successfully such expanded operations. Failure to manage growth effectively and efficiently could have an adverse effect on our ability to acquire sufficient market share and remain competitive.

Dependence Upon Generating Revenues From Advertising

Our future success depends on an increase in the use of the Internet as an advertising medium. Although we have not to date generated any revenues from advertising, we plan to derive a substantial amount of our revenues from the sale of advertisements and sponsorships on our websites. If the market for Internet advertising and sponsorships fails to develop or develops more slowly than expected, we may not be able to generate the revenues required to continue our operations or to become profitable.

Advertising on the Internet is new and rapidly evolving and cannot yet be compared with the traditional advertising market to gauge its effectiveness. As a result, there is significant uncertainty about the demand and market acceptance for Internet advertising. We cannot predict how our potential advertising customers and sponsors will ultimately react to Internet advertising and sponsorship as compared to traditional advertising media and sponsorship opportunities. This makes it difficult to project our future advertising and sponsorship rates and revenues.

In addition, widespread adoption or increased use by Internet users of "filter" software programs which limit or remove advertising from their desktops or the adoption of this type of software by Internet access providers could have a materially adverse effect on the viability of advertising on the Internet and on our ability to generate revenues.

Increasing Marketing Expenditures

We have not incurred significant advertising, sales and marketing expenses to date. To increase awareness for our websites, we expect to spend significant amounts on advertising, sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or increase our revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our websites, services and products. To date, our marketing and selling experience with respect to our websites is very limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our websites, products and services. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our websites and services.

Security Risks Associated With Internet Access

Our network (and those of our content providers) may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. Internet service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect us against the threat of security breaches or to alleviate problems caused by such breaches.

Dependence Upon Kirk Exner

Our key personnel is limited at present to Kirk Exner, our President. The loss of the services of Mr. Exner and other employees, for any reason, may have a materially adverse effect on our prospects. Although we believe that the loss of any of our management or other key employees (apart from Mr. Exner) will not have a material adverse impact upon us, there can be no assurance in this regard, nor any assurance that we will be able to find suitable replacements. In addition, competition for personnel is intense, making it difficult to find highly skilled employees with appropriate qualifications. Furthermore, we do not maintain "key man" life insurance on the lives of any of our management or other key employees of us. To the extent that the services of any key employee of us become unavailable, we will be required to retain other qualified persons. However, there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

Current Or Proposed Government Regulation

Although there are few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere governing issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to us in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities.

The adoption of restrictive laws or regulations could slow Internet growth or expose us to liability associated with content available on our websites. The application of existing laws and regulations governing Internet issues such as property ownership, libel, defamation, content, taxation and personal privacy is also uncertain. The majority of such laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease demand for our websites and services, increase our cost of doing business or otherwise have a material adverse effect on our success and continued operations. Laws and regulations may be adopted in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. The growing popularity and use of the Internet has burdened the existing telecommunications infrastructure in many areas, as a result of which local exchange carriers have petitioned the FCC to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on the Internet service providers. We cannot guarantee that the United States, Canada or foreign nations will not adopt legislation aimed at protecting Internet users' privacy. Any such legislation could restrict a user's access to us and therefore negatively affect our business. Moreover, it may take years to determine the extent to which existing laws governing issues like property ownership, libel, negligence and personal privacy are applicable to the Internet.

Liability For Website Information

We may be subjected to claims for negligence, copyright, patent, trademark, defamation, indecency and other legal theories based on the nature and content of the materials that we broadcast. Such claims have been brought, and sometimes successfully litigated, against Internet content distributors. In addition, we could be exposed to liability with respect to the content or unauthorized duplication or broadcast of content. Although we have applied for general liability insurance, such insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, when users access our websites they must agree to certain terms and conditions governing the use of our websites which limit our liability. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could adversely affect our business.

While the current law generally states that entities like us, which provide interactive computer services, shall not be treated as the publisher or speaker with respect to third party content they distribute, the scope of the law's definition and limitations on liability have not been widely tested in court. Accordingly, we may be subject to such claims. Our media and general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify us for any liability that may be imposed. Any liability not covered by indemnification or insurance or in excess of indemnification or insurance coverage could adversely affect our business.

Intellectual Property

We have applied for, but have not yet received, trademark protection in Canada and the United States for "OneWorld, OneNetwork", "wwbroadcast.net", "wwbc.net", worldwide broadcast network", "wwbroadcast.net", and "wwbc". In addition, we have secured the registration of the domain names "wwbc.net", "wwbusiness.net", "wwbroadcast.net", "worldwidebroadcast.net", "wwcomedy.net", "wwdrama.net", "weducation.net", "wwfamily.net", "wwfashion.net", "wwgames.net", "wwhealth.net", "wwkids.net", "wwmovies.net", "wwmusic.net", "wwnews.net", "wwsports.net" and "wwtravel.net" with Network Solutions, Inc. (Internet).

Limited Protection For Intellectual Property

While we are investigating the possibilities of patent, copyright and trademark registration and protection for our intellectual property, no such protection has yet been granted except as referred to above. There is no assurance that such registration or protection will be available, and therefore we may have little or no protection for our intellectual property assets, which comprise our main business assets.

Our portal operates under the domain name "wwbc.net". We have Content Websites operated under each of the other domain names listed above. Our efforts to protect this intellectual property may not be adequate. Unauthorized parties may infringe upon or misappropriate our network or other proprietary information. In the future, litigation may be necessary to protect and enforce our intellectual property rights or to determine the validity and scope of our intellectual property, which could be time consuming and costly. We could also be subject to intellectual property infringement claims as the numbers of competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from our continued operations. If we become liable to any third parties for such claims, we could be required to pay a substantial damage award or to develop comparable non-infringing intellectual property and systems.

Misappropriation Of Intellectual Property

Our actions to protect our trademarks and other proprietary rights may be inadequate. In addition, it is possible that we could become subject to infringement actions based upon content we may provide from third parties. Any of these claims, with or without merit, could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if such claims are successful, we may be required to change our trademarks, alter the content of our websites and pay financial damages. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies.

If third parties prepare and file applications in the United States that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs. An adverse outcome in litigation or privity proceedings could require us to license disputed rights from third parties or to cease using such rights. Any litigation regarding our proprietary rights could be costly and divert our attention, result in the loss of certain of our proprietary rights, require us to seek licenses from third parties and prevent us from selling our services, any one of which could adversely affect our business.

Misappropriation Of Proprietary Rights

We may not be able to prevent misappropriation of our proprietary information and agreements entered into by us for that purpose may not be enforceable. It might be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization. The laws of some countries may afford us little or no effective protection of our intellectual property.

Insider Control Of Common Stock

As of June 15, 2001, directors and executive officers beneficially owned approximately 55% of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Volatility Of Stock Price

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks have recently been at historical highs and reflected price earnings ratios substantially above historical levels. There can be no assurance that such trading prices and price earnings ratios will be achieved again. These broad market and industry factors may adversely affect the market price of the common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Effect Of Shares Eligible For Public Sale

As of June 22, 2001, there were 12,314,053 common shares issued and outstanding. As of May 31, 2001, 2,569,195 of these shares were held in escrow. Under the Securities Act (British Columbia), 1,070,000 shares issued pursuant to a private placement of units which closed January 26, 2000 were subject to resale restrictions which expired on November 30, 2000. Under the Securities Act (British Columbia), 225,000 shares issued pursuant to a second private placement of units that closed on April 11, 2000 were subject to resale restrictions which expired on January 27, 2001. Furthermore, as at May 31, 2001, 979,000 shares are issuable upon the exercise of options, and 647,500 issuable upon the exercise of warrants. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

Financial Statements Filed as a Part of the Quarterly Report

Our financial statements include:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Exhibits Required by Item 601 of Regulation S-B

Index of Exhibits
Description	Exhibit Number
Articles of Incorporation (the following exhibits are incorporated by reference from our Registration Statement on Form S-4, filed July 14, 2000, and subsequent amendments thereto on Form S-4/A)	(3)
(a) Articles of Continuance	3.1
(b) Certificate of Amendment	3.2
(c) Certificate of Amendment	3.3
(d) Articles of Incorporation	3.4
(e) Bylaws	3.5
Material Contracts (the following exhibits are incorporated by reference from our Registration Statement on Form S-4, filed July 14, 2000, and subsequent amendments thereto on Form S-4/A)	(10)
(a) Letter Agreement between the Company, High Tech Venture Capital Inc., Sedun De Witt Capital Corp. and Kirk Exner, dated July 9, 1999	10.1
(b) Asset Purchase Agreement between the Company, High Tech Venture Capital Inc., and Kirk Exner, dated as of August 27, 1999 and Amendment to the Asset Purchase Agreement, dated October 29, 1999	10.2
(c) Stock Option Plan of the Company, dated July 12, 1999	10.3
(d) Consulting Agreement between the Company and Investor Direct Consulting Group Ltd, made effective February 21, 2000	10.4
(e) Letter Agreement between the Company and Kim Cathers, dated February 4, 2000	10.5
(f) Communication/Design Agreement between the Company and Chatham Creative Inc., dated February 24, 2000	10.6
(g) Services Development Agreement between High Tech Venture Capital Inc. and Suncommerce Corporation dated July 9, 1999	10.7
(h) Mutual Non-Disclosure and Co-operative Marketing Partnership Agreement between the Company and Entera Inc.	10.8
(i) Letter Agreement between the Company and istreamtv.com dated July 26, 2000	10.9
(j) Letter Agreement between the Company and ProWebCast, Inc. dated August 17, 2000	10.10
(k) Request for Repurchase	10.11
(l) Escrow Agreement between the Company, Montreal Trust Company (Escrow Agent) and High Tech Venture Capital Inc., dated November 15, 1999	10.12

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

wwbroadcast.net inc.

By: /s/ Kirk E. Exner
Kirk E. Exner, President and CEO/Director
Date: June 29, 2001

By: /s/ Marcel DeGroot
Marcel DeGroot, Secretary and Principal Financial Officer
Date: June 29, 2001