Form 10QSB
period 2001-06-30
WWBROADCAST NET INC
filed 2001-08-14
CIK 1101204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001

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

12,314,054 common shares outstanding as of July 31, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

wwbroadcast.net inc.
(a development stage company)

INTERIM Financial Statements

June 30, 2001

(Unaudited)

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes To Financial Statements

wwbroadcast.net inc.
(a development stage company)
Balance Sheets

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,042	$34,751
Amounts receivable	11,514	12,002
Prepaid expenses	--	3,450
Total current assets	14,556	50,203
Equipment (note 6)	14,342	89,003
Intangible assets (note 6)	--	155,064
Total assets	$28,898	$294,270
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	83,069	$85,317
Payables to related parties (note 4)	134,355	75,448
Notes payable to related party (note 4(d))	208,121	140,196
Total current liabilities	425,545	300,961
Total liabilities	425,545	300,961
Stockholders' deficiency:
Common stock, no par value, authorized 100,000,000 shares; issued 12,314,054 at June 30, 2001 and December 31, 2000 (note 3)	4,004,956	4,004,956
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(2,849,990)	(2,849,990)
Deficit accumulated during the development stage note 1)	(1,716,936)	(1,326,143)
Accumulated other comprehensive income: Cumulative translation adjustment	(17,422)	(18,260)
	(396,647)	(6,691)
Total liabilities and stockholders' deficiency	$28,898	$294,270
Subsequent event (note 6)

The accompanying notes are an integral part of these financial statements

wwbroadcast.net inc.
(a development stage company)
Interim Statement Of Operations
(Unaudited)

	Three month period ended June 30,		Six month period ended June 30,		Period from July 1/99 (inception of new business) to June 30/01
	2001	2000	2001	2000

Advertising revenue	--	$--	$--	$--	$5,113
Operating expenses:
Depreciation and amortization	$ 26,047	$36,490	$61,988	$54,330	$248,862
Consulting fees	5,668	22,223	13,726	112,394	278,530
Marketing	34	99,311	2,087	135,008	173,701
Filing fees	2,127	1,929	3,028	6,110	22,960
Investor and media relations	--	15,306	--	15,306	15,126
Management fees to related parties (note 4)	20,600	34,495	47,108	66,153	221,686
General and administrative	941	11,217	5,155	29,619	65,577
Professional fees	10,085	41,105	27,896	63,583	243,235
Rent	11,649	24,091	25,212	24,091	73,227
Wages and benefits	16,636	31,665	57,293	31,665	230,646
Loss on Disposal of Equipment	46,777	--	46,777	--	46,777
Write-down of Intangible Assets	100,523	--	100,523	--	100,523
	241,087	317,832	390,793	538,259	1,720,850
Loss from operations	(241,087)	(317,832)	(390,793)	(538,259)	(1,715,737)
Interest income (expense), net	--	285	--	285	(1,199)
Net loss for the period	$ (241,087)	$(317,547)	$(390,793)	$(537,974)	$(1,716,936)
Loss per common share, basic and diluted	(0.02)	$(0.03)	$(0.03)	$(0.05)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	11,244,859	11,109,310	11,244,859	11,109,310	10,265,222
The accompanying notes are an integral part of these financial statements

wwbroadcast.net inc.
(a development stage company)
Statements of Stockholders' Equity
(Unaudited)
				Deficit	Deficit
				accumulated	Accumulated
			Additional	Prior to	During	Cumulative	Total	Comprehensive
	Common Shares		Paid-In	Development	Development	Translation	Stockholders'	Income
	Shares	Amount	Capital	Stage	Stage	Adjustment	Equity	(loss)
				note (1)	note (1)
							-
Balance, December 31, 1998	6,959,054	$2,845,343	-	$ (2,823,291)	-	-	$22,052
						-
Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $0.29 per share)	1,000,000	267,415	-	-	-	-	267,415
Loss for the period	-	-	-	(26,699)	-	-	(26,699)	(26,699)
Balance, July 1, 1999 (inception of new business)	7,959,054	3,112,758	-	(2,849,990)	-	-	262,768
Issuance of common stock on exercise of stock options by employees(August 30, 1999 $0.20 per share)	5,000	1,003	-	-	-	-	1,003
Issuance of common stock for intangible assets too non-employees (November 15, 1999 - $0.03 per share)	3,000,000	101,633	102,000	-	-	-	203,633
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $0.55 per share)	15,000	8,334	-	-	-	-	8,334
Loss for the period	-	-	-	-	(274,926)	-	(274,926)	(274,926)
Adjustment to cumulative translation account	-	-	-	-	-	5,765	5,765	5,765
Balance, December 31, 1999	10,979,054	3,223,728	102,000	(2,849,990)	(274,926)	5,765	206,577	$(295,260)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $0.56 per share)	10,000	5,644	-	-	-	-	5,644
Issuance of common stock on private placement to non-employees (January 25, 2000 - $0.50 per share)	752,000	376,000					376,000
Issuance of common stock on private placement to employees (January 25, 2000 - $0.50 per share)	318,000	159,000	-	-	-	-	159,000
Issuance of common stock on exercise of options by employees (February 7, 2000 - $0.43 per share)	10,000	4,542	-	-	-	-	4,542
Issuance of common stock on exercise of options by employees (March 15, 2000 - $0.43 per share)	10,000	4,542	-	-	-	-	4,542
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $1.00 per share)	225,000	225,000					225,000
Issuance of common stock for services by non-employees (June 21, 2000 - $0.65 per share)	10,000	6,500					6,500
Consultant stock option compensation expense		-	80,746	-	-	-	80,746
Loss for the period	-	-		-	(1,051,217)	-	(1,051,217)	(1,051,217)
Adjustment to cumulative translation account	-	-	-	-	-	(24,025)	(24,025)	(24,025)
Balance, December 31, 2000	12,314,054	4,004,956	182,746	(2,849,990)	(1,326,143)	(18,260)	(6,691)	(1,075,242)
Loss for the period	-	-	-	-	(390,793)	-	(390,793)	(390,793)
Adjustment to cumulative translation account	-	-	-	-	-	838	838	838
Balance, June 30, 2001	12,314,054	$4,004,956	$182,746	$(2,849,990)	$(1,716,936)	$(17,422)	$(396,646)	$(389,955)

The accompanying notes are an integral part of these financial statements.

wwbroadcast.net inc.

(a development stage company)

Interim Statement of Cash Flows (Unaudited)

	Three month period ended June 30,		Six month period ended June 30,		Period from July 1, 1999 (inception of new business) to June 30, 2001
	2001	2000	2001	2000
Cash flow from operating activities:
Net loss for the period	$(241,087)	$(317,547)	$(390,793)	$(537,974)	$(1,716,936)
Items not affecting cash:
Depreciation and amortization	26,047	36,490	61,988	54,330	248,862
Loss on disposal of equipment	46,777	--	46,777	--	46,777
Write-down of Intangible Assets	100,523	--	100,523	--	100,523
Consultant stock option compensation	--	47,109	--	47,109	80,746
Issuance of Common Shares for services	--	--	--	--	6,500
Changes in operating assets and liabilities:
Amounts receivable	(1,355)	(14,377)	488	(24,189)	(10,164)
Prepaid expenses	3,277	6,600	3,450	(18)	--
Accounts payable and accrued liabilities	(895)	15,229	(2,248)	(45,963)	80,330
Net cash used in operating activities	(66,713)	(226,496)	(179,815)	(506,705)	(1,163,362)
Cash flow from investing activities:
Purchase of equipment		(49,784)	--	(58,067)	(109,901)
Proceeds on disposal of equipment	14,489	--	14,489	--	14,489
Purchase of intangible assets	--	--	--	--	(117,407)
Net cash used in investing activities	14,489	(49,784)	14,489	(58,067)	(212,819)
Cash flow from financing activities:
Proceeds from the issuance of common shares	--	231,500	--	781,228	783,060
Notes payable to related parties	27,363	--	67,925	--	208,121
Payable to Related Parties	31,458	--	58,907	--	134,355
Subscriptions received in advance of issuance of shares	--	(225,000)	--	(221,753)	--
Consultant stock option compensation	--	(22,978)
Net cash provided by financing activities	58,821	(16,478)	126,832	559,475	1,125,536

Increase (decrease) in cash and cash equivalents	(6,597)	(292,758)	(38,494)	(5,297)	(250,645)
Effect of exchange rate changes on foreign currency denominated cash balances	(15,001)	(16,293)	6,785	(14,957)	(15,726)
Cash and cash equivalents, beginning of period	11,446	495,313	34,751	206,516	269,413
Cash and cash equivalents, end of period $	3,042	$186,262	$3,042	$186,262	$3,042
Supplemental disclosure:
Interest paid (received) net $	--	$(337)	$--	$(285)	$3,961
Income taxes	--	--	--	--	--
Non-cash transactions:			--	--	--
Issuance of common stock for services	--	6,500	--	6,500	6,500
Issuance of common stock for assets	--	--	--	--	203,633
The accompanying notes are an integral part of these financial statements.

wwbroadcast.net inc.
(a development stage company)
Notes to Interim Financial Statements
(Unaudited)

1. Nature of development stage activities and operations:

Predator Ventures Ltd. was incorporated on June 24, 1986 in British Columbia, Canada. The Company had no substantive operations at July 1, 1999 when the new business venture was started.

On July 1, 1999, the Company began development of a web portal offering vertical content through multiple branded channels. These vertically branded channels offer a selection of live and on demand audio and video programming via the Internet. Costs and expenses incurred by the Company prior to July 1, 1999 do not relate to this business. As the Company has not generated any material revenue from its principal planned operations, for financial reporting purposes, the Company is considered to be in the development stage and these financial statements are of a development stage enterprise. Subsequent to period end, we ceased streaming media internet operations due to ongoing losses from operations, our inability to generate any revenue from operations, and a lack of sufficient working capital to sustain operations (see note 6).

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

The Company presently does not have an operating business due to its cessation of active business operations. The Company is seeking to either identify a suitable business opportunity or enter into a suitable business combination. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital of the search for a suitable opportunity. This debt or equity may not be available on reasonable terms or on any terms at all. It is management's intention to seek a suitable business opportunity or combination and to pursue financing.

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

The interim consolidated financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended June 30, 2001 are not necessarily indicative of what the results will be for the 2001 fiscal year.

In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2001 and for the periods ended June 30, 2001 and 2000.

Interim results of the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-QSB which includes the Company's financial statements for the fiscal year ended December 31, 2000.

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

3. Common Stock:

(a) Stock options and stock-based compensation:

At June 30, 2001, the Company's Board of Directors has granted stock options to certain consultants, employees and directors to buy an aggregate of 949,000 shares of common stock of the Company at prices ranging between $0.21 and $1.85. Stock options are granted with an exercise price equal to the stock's market value at the date of grant. All stock options have terms of one to five years and vest over periods of zero to 18 months.

A summary of the status of the Company's stock options at June 30, 2001 and 2000 and changes during the six month period ended on those dates is presented below:

	2001		2000
	Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	1,078,000	0.56	545,000	$0.37
Granted	--	--	604,000	1.03
Exercised	--	--	(30,000)	0.49
Expired/cancelled	(129,000)	0.68	(212,000)	1.47
Outstanding, end of period	949,000	0.55	907,000	$0.55
Options exercisable	917,000	0.55	851,000	$0.47

(b) Share rescission offer:

In connection with the Company's redomiciliation in 1999, the Company was be required to make an offer to repurchase common shares held by U.S. shareholders, who were shareholders at July 14, 1999, for cash consideration of Cdn $0.66 per share. It was estimated that this repurchase offer would relate to 500 common shares. The Company made the recission offer to U.S. shareholders on May 18, 2001. The offer was open for 30 days and expired June 18, 2001. The Company was contacted by the U.S. shareholder who held 500 shares at July 14, 1999. It was determined that the U.S. shareholder had disposed of their shares at a value greater than the Cdn$0.66 per share offering price. The Company's non-U.S. shareholders may be able to compel the Company to repurchase their shares as well, if they successfully sue it for violating U.S. securities laws in connection with the move to Wyoming. No such claims have been made to August 10, 2001. If the non-U.S. shareholders are able to compel the Company to purchase their shares as well, and all of the U.S. shareholders accept the repurchase offer, the Company would need to pay those shareholders approximately Cdn. $3,978,025, which amounts to approximately $2,772,563, based on the rate of exchange on June 30, 1999, plus interest. This could make the Company insolvent or require it to obtain additional financing, the availability of which cannot be assured.

4. Related party transactions:

In addition to related party transactions disclosed elsewhere in these financial statements, during the periods presented, the Company paid management fees and rent of $55,778 (2000 - $75,224) to companies controlled by one or more directors or officers. The fees were paid pursuant to the following agreements:

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

  Total payments made to Sedun De Witt Capital Corp. pursuant to the Asset Purchase Agreement were as follows:

2000	Cdn$ 115,000
2001	Cdn$ 60,000

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

5. Canadian generally accepted accounting principles:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") which differ in certain respects with accounting principles generally accepted in Canada ("Canadian GAAP"). Reference should be made to the annual financial statements for a description of the material differences. Material measurement differences to these financial statements are as follows:

Loss for the period, US GAAP	$390,793	$537,974
Loss for the period, Canadian GAAP	$390,793	$473,865
Loss per share, Canadian GAAP	$(0.03)	$(0.04)

6. Subsequent event:

On July 31, 2001, the Board of Directors of the Company decided to cease operating its streaming media internet business. The Company had worked to maximize business efficiencies and eliminate as many operating expenses as was prudent to minimize costs and to provide more time to examine all options with respect to its streaming media business. In the end, however, the result of these efforts was insufficient as no party was prepared to provide capital for the Company's current business model and there were no signs of a turn-around in the streaming-media industry. Consequently, the Company has made the decision to cease operating its streaming media internet business. The Company will focus its efforts on evaluating new opportunities to enhance shareholder value.

As a result of the shut down of operations, the Company has adjusted its June 30, 2001 financial statements and written-off all related intangible assets.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This quarterly report contains certain forward-looking statements. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

The following discussion should be read in conjunction with our historical Financial Statements and Notes thereto contained in Item 1.

We Have Ceased to Operate as a Going Concern

Our Financial Statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the quarter ended June 30, 2001, for the quarter ended June 30, 2000 and for the period from the inception of our new business as of July 1, 1999 to June 30, 2001 of $390,793, $537,974 and $1,716,936, respectively.

We do not expect to earn any revenues for the remainder of the 2001 fiscal year, because effective July 31, 2001 we have ceased active business operations. We ceased operations due to ongoing losses from operations, our inability to generate any revenue from operations, and a lack of sufficient working capital to sustain operations. Our auditors' report on our 2000 financial statements contained an explanatory paragraph that stated that, due to recurring losses and negative cash flows, substantial doubt existed as to our ability to continue as a going concern.

During the six months ended June 30, 2001, we received loans for working capital totalling Cdn $105,000 from Sedun De Witt Capital Corp. We had been spending the funds on the maintenance of our business. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us. During the six months ended June 30, 2001, we reduced our operations by terminating a consultant and five employees. As we were not successful in obtaining additional financing, we further reduced operations and ultimately ceased operations, effective July 31, 2001.

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

Our website, wwbc.net (the "Website"), became operational on March 9, 2000. The Website offers users access to various subsidiary content distribution websites (the "Content Websites"), through which users with multimedia enabled personal computers or certain other Internet-attached devices can access Internet links to various providers of streaming media programming, organized by logical categories and subcategories to facilitate searches for such programming in a convenient and user-friendly manner. Each of the Content Websites was registered as a domain name with Network Solutions Inc. However, as noted above, we have ceased to operate the Website and the related Content Websites, as of July 31, 2001.

As we do not presently have an operating business due to our cessation of active business operations, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Our management does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

PLAN OF OPERATION

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. Management intends to concentrate on identifying prospective business opportunities which may be brought to management's attention through present associations. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

  the available technical, financial and managerial resources;

  working capital and other financial requirements;

  history of operations, if any;

  prospects for the future;

  present and expected competition;

  the quality and experience of management services which may be available and the depth of that management;

  the potential for further research, development or exploration;

  specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

  the potential for growth or expansion;

  the potential for profit;

  the perceived public recognition or acceptance of products, services or trades; and

  name identification.

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which will require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities. and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on such market.

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

We have included in this quarterly report financial statements for the six month period ended June 30, 2001 and 2000 and the period from July 1, 1999 (being the date of inception of our previous business) to June 30, 2001.

Six month period ended June 30, 2000

We incurred a net loss of $537,974 for the three month period ended June 30, 2000, resulting in a loss per share of $0.05. The loss was attributable to operating expenses of $538,259, offset partially by interest income of $285.

During the period from January 1, 2000 to June 30, 2000 we incurred consulting fees of $112,934, $54,330 in depreciation and amortization, $135,008 in marketing, $6,110 in filing fees, $66,153 in management fees, $29,619 in general and administrative expenses and $29,619 in professional fees.

Six month period ended June 30, 2001

We incurred a net loss of $390,793 for the six month period ended June 30, 2001, resulting in a loss per share of $0.04. This loss reflects operating expenses for the period of $243,493, consisting of $13,726 in consulting fees, $61,988 in depreciation and amortization expenses, $2,087 in marketing expenses, $3,028 in regulatory filing fees, $25,212 in rent fees, $57,293 in wages and benefits, $27,896 in professional fees, $5,155 in general and administrative expenses, and $47,108 in management fees paid to related parties. The loss was increased by $46,777 resulting from the disposal of equipment and a $100,523 write down of intangible assets, taken as a result of our closing our business operations.

The foregoing expenses reflect the general decrease in expenses that has resulted from the downsizing of our operations, particularly in the form of consulting, marketing, and professional fees, and wages and benefits expenses. From the date of commencement on our business on July 1, 1999 to June 30, 2001, we incurred operating expenses totalling $1,573,550, consisting of $278,530 in consulting fees, $248,962 in depreciation and amortization expenses, $15,126 in investor and media relations fees, $73,227 in rent, $230,646 in wages and benefits, $173,701 in marketing expenses, $22,960 in regulatory filing fees, $243,235 in professional fees, $65,577 in general and administrative expenses, and $221,686 in management fees paid to related parties. The consulting fees consisted primarily of fees paid to consultants to develop, activate and maintain our Website and Content Websites, and to search for and screen streaming media programming content on the Internet for inclusion in our Content Websites.

In an effort to cut costs, we reduced staffing levels during the period from three consultants to two, and from seven employees to one, thereby reducing our monthly staffing costs from Cdn$65,000 to Cdn$5,000. In addition, subsequent to the period end, we further reduced operations and ultimately we ceased active business operations, effective July 31, 2001.

Balance Sheets

Total cash and cash equivalents as at June 30, 2001 and December 31, 2000 were, respectively, $3,042 and $34,751. Working capital as at June 30, 2001 and December 31, 2000 were, respectively, $(410,989)and $(250,758).

The decrease in working capital between December 31, 2000 and June 30, 2001 was attributable to operating expense of $243,493. No material revenue was generated during the period.

Total share capital as at June 30, 2001 and December 31, 2000 was, respectively, $4,004,956 and $4,004,956. No share capital transactions occurred during the six month period ended June 30, 2001.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue from business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. Our most recent private placements of units are described above under the heading "Balance Sheets". There can be no assurances that any outstanding incentive stock options will be exercised.

As at August 14, 2001, we have received loans for working capital totalling Cdn $310,000 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by non-interest bearing promissory notes executed by us in favour of Sedun De Witt Capital Corp. and payable on demand.

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

We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements. As discussed above under the heading "Going Concern", we have ceased active business operations and so anticipate only nominal expenditures during the remainder of the 2001 fiscal year.

Factors That May Affect the Company's Future Results

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating the Company and our business before purchasing shares of common stock. Our possible business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

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

Due to a Lack of Working Capital We Have Ceased Business Operations

We do not have any material revenues. We have also been unsuccessful in obtaining any private placement equity financing since the closing of our last private placement in April, 2000, due primarily to prevailing market conditions.

During the six months ended June 30, 2001, we received additional loans for working capital totalling Cdn $105,000 from Sedun De Witt Capital Corp., a related party. We have been spending the funds on the maintenance of our business. As we were not successful in obtaining additional financing, we further reduced operations, and continued to seek suitable financing. As we were unable to raise additional financing we were unable to continue as a going concern, even at a reduced level, and so ceased business operations, effective July 31, 2001.

As at August 14, 2001, we have received loans for working capital totalling Cdn$310,000 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by non-interest bearing promissory notes executed by us in favour of Sedun De Witt Capital Corp. and payable on demand. Any such demand for repayment will have a material adverse effect on us. Our ability to engage in an active business depends upon our continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions has had a material adverse effect upon us. In addition, we will require funds to finance our development and marketing activities in the future. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may not be able to identify or acquire any potential business opportunities.

History Of Losses

(a) Lack of Revenues

We currently do not generate any revenues from our business operations, and our ability to generate revenues in the future is dependent upon our ability to identify, acquire and develop new business opportunities. We will be incapable of identifying and acquiring any business opportunities unless we obtain additional financing by way of debt, equity or other means, and commence generating significant revenues. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

(b) Inability to Continue As a Going Concern

We have not achieved profitability and expect to continue to incur net losses for the foreseeable future and we cannot give assurances that we will achieve profitability. We have incurred net losses of approximately $3,108,231 to December 31, 1999, net losses of $1,051,217 between January 1, 2000 to December 31, 2000, and further net losses of $390,793 for the six month period ended June 30, 2001. Our auditor's report on our 2000 financial statements contained an explanatory paragraph that stated that, due to recurring losses and negative cash flows substantial doubt exists about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be required as a result of that uncertainty.

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Limited Operating History

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquires a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Resignation of Kirk Exner

Our key personnel was limited to Kirk Exner, our former President. In conjunction with our cessation of active business operations as at July 31, 2001, Mr. Exner tendered his resignation. The loss of the services of other employees, for any reason, may have a materially adverse effect on our prospects. Although we believe that the loss of any of our remaining management or other key employees will not have a material adverse impact upon us, there can be no assurance in this regard, nor any assurance that we will be able to find suitable replacements. In addition, competition for personnel is intense, making it difficult to find highly skilled employees with appropriate qualifications. Furthermore, we do not maintain "key man" life insurance on the lives of any of our management or other key employees of us. To the extent that the services of any key employee of us become unavailable, we will be required to retain other qualified persons. However, there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

Insider Control Of Common Stock

As of August 10, 2001, directors and executive officers beneficially owned approximately 47% of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Volatility Of Stock Price

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many companies' stocks have recently been at historical highs and reflected price earnings ratios substantially above historical levels. There can be no assurance that such trading prices and price earnings ratios will be achieved again. These broad market and industry factors may adversely affect the market price of the common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Effect Of Shares Eligible For Public Sale

As of July 31, 2001, there were 12,314,054 common shares issued and outstanding. As of June 30, 2001, 2,569,195 of these shares were held in escrow. Under the Securities Act (British Columbia), 1,070,000 shares issued pursuant to a private placement of units which closed January 26, 2000 were subject to resale restrictions which expired on November 30, 2000. Under the Securities Act (British Columbia), 225,000 shares issued pursuant to a second private placement of units that closed on April 11, 2000 were subject to resale restrictions which expired on January 27, 2001. Furthermore, as at July 31, 2001, 949,000 shares are issuable upon the exercise of options, and 647,500 issuable upon the exercise of warrants. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

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

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

Financial Statements Filed as a Part of the Quarterly Report

Our financial statements include:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Exhibits Required by Item 601 of Regulation S-B

Index of Exhibits
Description	Exhibit Number
Articles of Incorporation (the following exhibits are incorporated by reference from our Registration Statement on Form S-4, filed July 14, 2000, and subsequent amendments thereto on Form S-4/A)	(3)
(a) Articles of Continuance	3.1
(b) Certificate of Amendment	3.2
(c) Certificate of Amendment	3.3
(d) Articles of Incorporation	3.4
(e) Bylaws	3.5
Material Contracts (the following exhibits are incorporated by reference from our Registration Statement on Form S-4, filed July 14, 2000, and subsequent amendments thereto on Form S-4/A)	(10)
(a) Letter Agreement between the Company, High Tech Venture Capital Inc., Sedun De Witt Capital Corp. and Kirk Exner, dated July 9, 1999	10.1
(b) Asset Purchase Agreement between the Company, High Tech Venture Capital Inc., and Kirk Exner, dated as of August 27, 1999 and Amendment to the Asset Purchase Agreement, dated October 29, 1999	10.2
(c) Stock Option Plan of the Company, dated July 12, 1999	10.3
(d) Consulting Agreement between the Company and Investor Direct Consulting Group Ltd, made effective February 21, 2000	10.4
(e) Letter Agreement between the Company and Kim Cathers, dated February 4, 2000	10.5
(f) Communication/Design Agreement between the Company and Chatham Creative Inc., dated February 24, 2000	10.6
(g) Services Development Agreement between High Tech Venture Capital Inc. and Suncommerce Corporation dated July 9, 1999	10.7
(h) Request for Repurchase	10.8
(i) Escrow Agreement between the Company, Montreal Trust Company (Escrow Agent) and High Tech Venture Capital Inc., dated November 15, 1999	10.9

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

wwbroadcast.net inc.

/s/ David E. De Witt
By: _______________________________
David E. De Witt, President and Director
Date: August 13, 2001

/s/ Marcel DeGroot
By:________________________________
Marcel DeGroot, Director, Secretary and Principal Financial Officer
Date: August 13, 2001