Form 10QSB
period 2001-09-30
WWBROADCAST NET INC
filed 2001-11-14
CIK 1101204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedSeptember 30, 2001

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes[ ]No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,314,054 common shares outstanding as of October 31, 2001

Transitional Small Business Disclosure Format (Check one): Yes[ ]No[X]

Part I- FINANCIAL INFORMATION

Item1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

wwbroadcast.net inc.
(a development stage company)

INTERIM Financial Statements

September 30, 2001

(Unaudited)

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity (Deficiency)

Statements of Cash Flows

Notes To Financial Statements

wwbroadcast.net inc.
(a development stage company)
Balance Sheets

(Expressed in United States dollars)
(Unaudited - Prepared by Management)
	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 4,338	$ 34,751
Amounts receivable	2,713	12,002
Prepaid expenses	-- ------------	3,450 ------------
Total current assets	7,051	50,203
Equipment (note 6)	11,569	89,003
Intangible assets (note 6)	-- ------------	155,064 ------------
Total assets	$18,620 ======	$ 294,270 ======
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	115,409	$ 85,317
Payables to related parties (note 4)	131,245	75,448
Notes payable to related party (note 4(d))	199,748 ------------	140,196 ------------
Total current liabilities	446,402	300,961
Stockholders' deficiency:
Common stock, no par value, authorized 100,000,000 shares; issued 12,314,054 at September 30, 2001 and December 31, 2000 (note 3)	4,004,956	4,004,956
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(2,849,990)	(2,849,990)
Deficit accumulated during the development stage note 1)	(1,764,408)	(1,326,143)
Accumulated other comprehensive income: Cumulative translation adjustment	(1,086) ------------	(18,260) ------------
	(427,782) ------------	(6,691) ------------
Total liabilities and stockholders' deficiency	$18,620 ======	$ 294,270 ======
Subsequent event (note 6)
The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

"Marcel de Groot""
Marcel de Groot, Director

"David De Witt""
 David De Witt, Director

wwbroadcast.net inc.
(a development stage company)
Statement of Operations
(Unaudited)

(Expressed in United States dollars)
(Unaudited - Prepared by Management)

	Three month period ended September 30,		Nine month period ended September 30,		Period from July 1/99 (inception of new business) to Sept. 30/01
	2001	2000	2001	2000
Advertising revenue	--	$--	$--	$--	$5,113
Operating expenses:
Depreciation and amortization	$2,119	$43,063	$64,108	$97,393	$250,982
Consulting fees	4,134	73,067	17,860	185,461	282,664
Marketing	--	24,856	2,083	159,864	173,697
Filing fees	892	2,027	3,921	8,137	23,853
Investor and media relations	--	--	--	15,262	15,126
Management fees to related parties (note 4)	19,416	34,493	66,525	100,646	241,103
General and administrative	965	2,683	6,121	32,346	66,543
Professional fees	14,765	33,898	42,661	97,481	258,000
Rent	4,272	10,709	29,485	34,800	77,500
Wages and benefits	1,358	63,855	58,651	95,520	232,004
Loss (gain) on Disposal of Equipment	(449)	--	46,504	--	46,504
Write-down of Intangible Assets	-- ------------------	-- ------------------	100,346 ------------------	-- ------------------	100,346 ------------------
	47,472 ------------------	288,651 ------------------	438,265 ------------------	826,910 ------------------	1,768,322 ------------------
Loss from operations	(47,472)	(288,651)	(438,265)	(826,910)	(1,763,209)
Interest income (expense), net	-- ------------------	1,072 ------------------	-- ------------------	1,357 ------------------	(1,199) ------------------
Net loss for the period	$(47,472) ------------------	$(287,579) ------------------	$(438,265) ------------------	$(825,553) ------------------	$(1,764,408) ------------------
Loss per common share, basic and diluted	$ (0.00) =========	$(0.03) =========	$(0.04) =========	$(0.07) =========	$(0.16) =========
Weighted average number of common shares outstanding, basic and diluted	11,244,859 =========	11,049,312 =========	11,244,859 =========	11,049,312 =========	11,244,859 =========
The accompanying notes are an integral part of these financial statements

wwbroadcast.net inc.
(a development stage company)
Statements of Stockholders' Equity (Deficiency)
(Unaudited)
				Deficit	Deficit
				accumulated	Accumulated
			Additional	Prior to	During	Cumulative	Total	Comprehensive
	Common Shares		Paid-In	Development	Development	Translation	Stockholders'	Income
	Shares	Amount	Capital	Stage	Stage	Adjustment	Equity	(loss)
				note (1)	note (1)
Balance, December 31, 1998	6,959,054	$2,845,343	-	$(2,823,291)	-	-	$22,052
Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $0.29 per share)	1,000,000	267,415	-	-	-	-	267,415
Loss for the period	- ------------------	- ------------------	- ----------------	(26,699) ------------------	- ------------------	- ------------------	(26,699) ------------------	$(26,699) ------------------
Balance, July 1, 1999 (inception of new business)	7,959,054	3,112,758	-	(2,849,990)	-	-	262,768	$(26,699)
Issuance of common stock on exercise of stock options by employees(August 30, 1999 $0.20 per share)	5,000	1,003	-	-	-	-	1,003
Issuance of common stock for intangible assets too non-employees (November 15, 1999 - $0.03 per share)	3,000,000	101,633	102,000	-	-	-	203,633
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $0.55 per share)	15,000	8,334	-	-	-	-	8,334
Loss for the period	-	-	-	-	(274,926)	-	(274,926)	(274,926)
Adjustment to cumulative translation account	- ------------------	- ------------------	- ---------------	- ------------------	- ------------------	5,765 ------------------	5,765 ------------------	5,765 ------------------
Balance, December 31, 1999	10,979,054	3,223,728	102,000	(2,849,990)	(274,926)	5,765	206,577	$(295,260)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $0.56 per share)	10,000	5,644	-	-	-	-	5,644
Issuance of common stock on private placement to non-employees (January 25, 2000 - $0.50 per share)	752,000	376,000					376,000
Issuance of common stock on private placement to employees (January 25, 2000 - $0.50 per share)	318,000	159,000	-	-	-	-	159,000
Issuance of common stock on exercise of options by employees (February 7, 2000 - $0.43 per share)	10,000	4,542	-	-	-	-	4,542
Issuance of common stock on exercise of options by employees (March 15, 2000 - $0.43 per share)	10,000	4,542	-	-	-	-	4,542
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $1.00 per share)	225,000	225,000					225,000
Issuance of common stock for services by non-employees (June 21, 2000 - $0.65 per share)	10,000	6,500					6,500
Consultant stock option compensation expense		-	80,746	-	-	-	80,746
Loss for the period	-	-		-	(1,051,217)	-	(1,051,217)	$(1,051,217)
Adjustment to cumulative translation account	- ------------------	- ------------------	- ---------------	- ------------------	- ------------------	(24,025) ------------------	(24,025) ------------------	(24,025) ------------------
Balance, December 31, 2000	12,314,054	4,004,956	182,746	(2,849,990)	(1,326,143)	(18,260)	(6,691)	$(1,075,242)
Loss for the period	-	-	-	-	(438,265)	-	(438,265)	$(438,265)
Adjustment to cumulative translation account	- ------------------	- ------------------	- ----------------	- ------------------	- ------------------	17,174 ------------------	17,174 ------------------	17,174 ------------------
Balance, September 30, 2001	12,314,054 =========	$4,004,956 =========	$182,746 =========	$(2,849,990) =========	$(1,764,408) =========	$(1,086) =========	$(427,782) =========	$(421,091) =========

wwbroadcast.net inc.
(a development stage company)
Statements of Cash Flows
(Unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		Period from July 1, 1999 (inception of new business) to Sept. 30, 2001
	2001	2000	2001	2000
Cash flow from operating activities:
Net loss for the period $	(47,472)	$(287,579)	$(438,265)	$(825,553)	$(1,764,408)
Items not affecting cash:
Depreciation and amortization	2,119	43,063	64,108	97,393	250,983
Loss (gain) on disposal of equipment	(449)	--	46,504	--	46,504
Write-down of Intangible Assets	--	--	100,346	80,746	100,346
Consultant stock option compensation	--	33,637	--	6,500	80,746
Issuance of Common Shares for services	--	--	--	--	6,500
Changes in operating assets and liabilities:
Amounts receivable	8,801	24,132	9,289	(57)	(1,363)
Prepaid expenses	--	37	3,450	19	--
Accounts payable and accrued liabilities	32,340 -------------	14,858 ---------------	30,092 ---------------	(31,105) ---------------	188,118 ---------------
Net cash used in operating activities	(4,661) -------------	(171,852) ---------------	(184,476) ---------------	(672,057) ---------------	(1,092,574) ---------------
Cash flow from investing activities:
Purchase of equipment	--	--	--	(74,534)	(95,314)
Payable to Related Parties	--	--	--	22,424	--
Proceeds on disposal of equipment	898	(16,467)	14,588	--	--
Purchase of intangible assets	-- -------------	-- ---------------	-- ---------------	-- ---------------	(117,407) ---------------
Net cash used in investing activities	898	(16,467)	14,588	(52,110)	(212,721)
Cash flow from financing activities:
Proceeds from the issuance of common shares	--	--	--	781,228	783,060
Notes payable to related parties	(3,110)	22,424	59,552	--	199,748
Payable to Related Parties	(8,373)	--	55,797	--	55,797
Subscriptions received in advance of issuance of shares	--	--	--	(221,753)	--
Consultant stock option compensation	-- -------------	-- ---------------	-- ---------------	-- ---------------	-- ---------------
Net cash provided by financing activities	(11,483) -------------	22,424 ---------------	115,349 ---------------	552,974 ---------------	1,038,605 ---------------
Increase (decrease) in cash and cash equivalents	(15,246)	(165,895)	(54,537)	(171,192)	(266,690)
Effect of exchange rate changes on foreign currency denominated cash balances	16,542	(4,219)	24,124	(19,176)	1,615
Cash and cash equivalents, beginning of period	3,042 -------------	186,262 ---------------	34,751 ---------------	206,516 ---------------	269,413 ---------------
Cash and cash equivalents, end of period $	4,338 ========	$16,148 ========	$4,338 ========	$16,148 ========	$4,338 ========
Supplemental disclosure:
Interest paid (received) net $	--	$1,642	$--	$1,357	$3,961
Income taxes	--	--	--	--	--
Non-cash transactions:
Issuance of common stock for services	--	--	6,500	6,500	6,500
Issuance of common stock for assets	-- ========	-- ========	-- ========	-- ========	207,633 ========
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

On July 1, 1999, the Company began development of a web portal offering vertical content through multiple branded channels. These vertically branded channels offered a selection of live and on demand audio and video programming via the Internet. Costs and expenses incurred by the Company prior to July 1, 1999 do not relate to this business. As the Company has not generated any material revenue from its principal planned operations, for financial reporting purposes, the Company is considered to be in the development stage and these financial statements are of a development stage enterprise. In July 2001, the Company ceased streaming media internet operations due to ongoing losses from operations, the inability to generate any revenue from operations, and a lack of sufficient working capital to sustain operations (see note 6).

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

The Company presently does not have an operating business due to its cessation of active business operations. The Company is presently assessing the viability of its streaming media internet plan, while at the same time it is seeking to either identify a suitable business opportunity or enter into a suitable business combination. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital of the search for a suitable opportunity. This debt or equity may not be available on reasonable terms or on any terms at all. It is management's intention to seek a suitable business opportunity or combination and to pursue financing.

2. Significant accounting policies:

(a) Basis of presentation:

The unaudited balance sheets, statements of operations and deficit and statements of cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States. Material measurement differences to Canadian generally accepted accounting principles are quantified in note 5.

The interim consolidated financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended September 30, 2001 are not necessarily indicative of what the results will be for the 2001 fiscal year.

In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2001 and for the periods ended September 30, 2001 and 2000.

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

3. Common Stock:

(a) Stock options and stock-based compensation:

At September 30, 2001, the Company's Board of Directors has granted stock options to certain consultants, employees and directors to buy an aggregate of 419,000 shares of common stock of the Company at prices ranging between $0.21 and $1.85. No stock options were granted in the three months ended September 30, 2001. Stock options are granted with an exercise price equal to the stock's market value at the date of grant. All stock options have terms of one to five years and vest over periods of zero to 18 months.

A summary of the status of the Company's stock options at September 30, 2001 and 2000 and changes during the nine month period ended on those dates is presented below:

	2001		2000
	Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	1,078,000	0.56	545,000	$0.37
Granted	--	--	949,000.88
Exercised	--	--	(30,000)	0.44
Expired/cancelled	(659,000) ---------------	0.62 ------------	(227,000) ---------------	1.42 ------------
Outstanding, end of period	419,000 =======	0.52 ======	1,237,000 =======	$0.57 ======
Options exercisable	419,000 =======	0.52 ======	843,000 =======	$0.49 ======

(b) Share rescission offer:

In connection with the Company's redomiciliation in 1999, the Company was required to make an offer to repurchase common shares held by U.S. shareholders, who were shareholders as at July 14, 1999, for cash consideration of Cdn $0.66 per share. It was estimated that this repurchase offer would relate to 500 common shares. The Company made the recission offer to U.S. shareholders on May 18, 2001. The offer was open for 30 days and expired June 18, 2001. The Company was contacted by the U.S. shareholder who held 500 shares at July 14, 1999. It was determined that the U.S. shareholder had disposed of their shares at a value greater than the Cdn$0.66 per share offering price. With respect to the Company's non-U.S. shareholders, if such shareholders were to successfully sue the Company for violating U.S. securities laws in connection with the redomiciliation, then the Company may be compelled to repurchase their shares. No such claims have been made to November 13, 2001. If the non-U.S. shareholders are able to compel the Company to purchase their shares as well, and all of the U.S. shareholders accept the repurchase offer, the Company would need to pay those shareholders approximately Cdn. $3,978,025, which amounts to approximately $2,772,563, based on the rate of exchange on September 30, 1999, plus interest. This could make the Company insolvent or require it to obtain additional financing, the availability of which cannot be assured.

4. Related party transactions:

In addition to related party transactions disclosed elsewhere in these financial statements, during the nine month periods presented, the Company paid management fees and rent of $74,134 (2000 - $114,209) to companies controlled by one or more directors or officers. The fees were paid pursuant to the following agreements:

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

  Total charges made by Sedun De Witt Capital Corp. pursuant to the Asset Purchase Agreement were as follows:

2000	Cdn$ 115,000
2001	Cdn$ 90,000

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

	Nine months ended 2001	September 30, 2000
Loss for the period, US GAAP	$438,265 ========	$825,553 ========
Loss for the period, Canadian GAAP	$438,265 ========	$744,807 ========
Loss per share, Canadian GAAP	$(0.04) ========	$(0.07) ========

6. Shut-down of operations:

On July 31, 2001, the Board of Directors of the Company decided to cease operating its streaming media internet business. As a result of the shut down of operations, the Company has disposed some equipment and written-off all related intangible assets. During the nine month period ended September 30, 2001, the Company also relocated its operations office and has written-off all leasehold improvements.

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

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

The following discussion should be read in conjunction with our historical Financial Statements and Notes thereto contained in Item 1.

We Have Ceased to Operate as a Going Concern

Our Financial Statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the quarter ended September 30, 2001, for the quarter ended September 30, 2000 and for the period from the inception of our new business as of July 1, 1999 to September 30, 2001 of $(47,472), $287,579 and $1,764,408, respectively.

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

During the nine months ended September 30, 2001, we received loans for working capital totalling Cdn $105,000 from Sedun De Witt Capital Corp. We had been spending the funds on the maintenance of our business. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us. During the nine months ended September 30, 2001, we reduced our operations by terminating a consultant and six employees and as we were not successful in obtaining additional financing, we ultimately ceased operations, effective July 31, 2001.

Results of Operations

We have included in this quarterly report financial statements for the nine month period ended September 30, 2001 and 2000 and the period from July 1, 1999 (being the date of inception of our previous business) to September 30, 2001.

Nine month period ended September 30, 2000

We incurred a net loss of $825,553 for the three month period ended September 30, 2000, resulting in a loss per share of $0.07. The loss was attributable to operating expenses of $826,910, offset partially by interest income of $1,357.

During the period from January 1, 2000 to September 30, 2000 we incurred consulting fees of $185,461, $97,393 in depreciation and amortization, $159,864 in marketing, $8,137 in filing fees, $100,646 in management fees, $32,346 in general and administrative expenses and $97,481 in professional fees. These expenses were incurred reflecting the expansion and marketing of our primary business during 2000.

Nine month period ended September 30, 2001

We incurred a net loss of $438,265 for the nine month period ended September 30, 2001, resulting in a loss per share of $0.04. This loss reflects operating expenses for the period of $438,265, consisting of $17,860 in consulting fees, $64,108 in depreciation and amortization expenses, $2,083 in marketing expenses, $3,921 in regulatory filing fees, $29,485 in rent fees, $58,651 in wages and benefits, $42,661 in professional fees, $6,121 in general and administrative expenses, and $66,525 in management fees paid to related parties. The loss was increased by $46,504 resulting from the disposal of equipment and a $100,346 write down of intangible assets, taken as a result of our closing our business operations.

The foregoing expenses reflect the general decrease in expenses that has resulted from the downsizing and ultimate ceasing of our operations, particularly in the form of consulting, marketing, and professional fees, and wages and benefits expenses. From the date of commencement of our business on July 1, 1999 to September 30, 2001, we incurred operating expenses totalling $1,768,322, consisting of $282,664 in consulting fees, $250,982 in depreciation and amortization expenses, $15,126 in investor and media relations fees, $77,500 in rent, $232,004 in wages and benefits, $173,697 in marketing expenses, $23,853 in regulatory filing fees, $258,000 in professional fees, $66,543 in general and administrative expenses, and $241,103 in management fees paid to related parties. The consulting fees consisted primarily of fees paid to consultants to develop, activate and maintain our Website and Content Websites, and to search for and screen streaming media programming content on the Internet for inclusion in our Content Websites.

Balance Sheets

Total cash and cash equivalents as at September 30, 2001 and December 31, 2000 were, respectively, $4,338 and $34,751. Working capital as at September 30, 2001 and December 31, 2000 were, respectively, $(439,351) and $(250,758).

The decrease in working capital between December 31, 2000 and September 30, 2001 was attributable to operating expense of $438,265. No material revenue was generated during the period.

Total share capital as at September 30, 2001 and December 31, 2000 was, respectively, $4,004,956 and $4,004,956. No share capital transactions occurred during the nine month period ended September 30, 2001.

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

As at November 14, 2001, we have received loans for working capital totalling Cdn $315,000 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by non-interest bearing promissory notes executed by us in favour of Sedun De Witt Capital Corp. and payable on demand.

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

Dated this 14th day of November, 2001.

wwbroadcast.net inc.

By: /s/ David DeWitt
David DeWitt, President

By: /s/ Marcel DeGroot
Marcel DeGroot, Secretary and Principal Financial Officer