Form 10KSB
period 2001-12-31
WWBROADCAST NET INC
filed 2002-04-16
CIK 1101204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001 [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
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
None

Securities registered pursuant to section 12(b) of the Act
Common Stock, $0.001 par value
(Title of Class)
Securities registered pursuant to section 12(g) of the Act

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for the most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the OTC-Bulletin Board as at March 20, 2002: $165,453.36

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,314,054

WWBROADCAST.NET INC.
FORM 10-KSB
TABLE OF CONTENTS

  PART I

Risk Factors Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders
PART II

Item 5. Market for Common Equity and Related Stockholder Matters Item 6. Management's Discussion and Analysis or Plan of Operation Item 7. Financial Statements Item 8. Changes in and Disagreements with Accountants
PART III

Item 9.
Directors, Executive Officers, Promoters and Control Persons Item 10. Executive Compensation Item 11. Security Ownership of Certain Beneficial Owners and Management Item 12. Certain Relationships and Related Transactions Item 13. Exhibits and Reports on Form 8-K

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and are statements of future economic performance. Statements containing terms like "believes," "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors". You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

We cannot guarantee our future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report.

REPORTING CURRENCY

Except where otherwise indicated, all dollar amounts set out in this annual report on Form 10-KSB are expressed in United States dollars. Canadian dollar amounts at Decmeber 31, 2001, provided in this annual report have been translated into United States dollars at a rate of 1 Cdn=0.62850 US.

RISK FACTORS

INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT BEFORE PURCHASING OUR COMMON STOCK.

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

The laws relating to penny stocks were changed in 1990 because of alleged abuses in the penny stock market. The new laws require broker-dealers who sell penny stocks to meet potentially burdensome requirements. For example, a broker-dealer selling a penny stock must:

* give the customer written information about the market for penny stocks including a discussion of how those stocks are traded, and the risks of the penny stock market. This information must also describe the broker-dealer's duties to the customer and let the customer know about his or her rights and remedies if the broker-dealer violates these duties; and

* give penny stock customers written monthly account statements that list their holdings and estimated market values.

If broker-dealers find these requirements too burdensome, the willingness of broker-dealers to deal in penny stocks such as ours may be limited, possibly resulting in a less active market which could lower the value of your investment in our common stock.

Lack of Working Capital And Interruption of Business Operations

We do not have any revenues. During the year ended December 31, 2001, we received additional loans for working capital totalling Cdn $108,600 from Sedun De Witt Capital Corp., a related party. We have been spending the funds on the maintenance of our business. As we were not successful in obtaining additional financing, we further reduced operations, and continued to seek suitable financing. As we were unable to raise additional financing we were unable to continue as a going concern, even at a reduced level, and so ceased business operations, effective July 31, 2001. On April 9, 2002 we decided to recommence the streaming media business.

As at April 11, 2002, we have received loans for working capital totalling Cdn$321,450 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by promissory notes, bearing interest at 1.25% per month, executed by us in favour of Sedun De Witt Capital Corp. and payable on demand. Any such demand for repayment will have a material adverse effect on us. Our ability to engage in an active business depends upon our continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions has had a material adverse effect upon us. In addition, we will require funds to finance our development and marketing activities in the future. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may not be able to identify or acquire any potential business opportunities.

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

Limited Operating History In Providing Internet Services

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets similar to those faced by us. Some of these risks and uncertainties relate to our ability to:

* attract and maintain a large base of users;
* develop and introduce desirable services and original content to users;
* establish and maintain strategic alliances with content providers and streaming media providers;
* establish and maintain relationships with these providers;

* establish and maintain relationships with advertisers and advertising agencies;
* respond effectively to competitive and technological developments;

* build an infrastructure to support our business;
* provide compelling and unique content to Internet users;
* successfully market and sell advertising;
* effectively develop new and maintain existing relationships with advertisers, content providers, business customers and advertising agencies;
* continue to develop and upgrade our technology and network infrastructure;
* respond to competitive developments;
* successfully introduce enhancements to our existing products and services with a view to addressing new technologies and standards; and
* attract, retain and motivate qualified personnel.

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

History Of Losses

(a) Lack of Revenues

We currently do not generate any revenues from our business operations, and our ability to generate revenues in the future is uncertain. Our short and long-term prospects depend upon establishing and maintaining strategic alliances with content providers and affiliates in order to build memberships that will generate a demand for advertising. We anticipate that a significant portion of our revenues, if any, will be derived from advertising. Accordingly, our future success is highly dependent on such alliances and we may never generate significant revenues if we fail to establish such alliances. Any adverse developments in streaming media technology could have an adverse affect on our ability to generate revenues. As our business evolves, we anticipate we will have to introduce a number of new services in order to become and remain competitive. With respect to both current and future services, if any, we will have to significantly increase our marketing and operating expenses in order to establish our user base, enhance our image and support our infrastructure. We will be incapable of covering these and other future costs unless we obtain additional financing by way of debt, equity or other means, and commence generating significant revenues. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

(b) Inability to Continue As a Going Concern

We have not achieved profitability and expect to continue to incur net losses for the foreseeable future and we cannot give assurances that we will achieve profitability. We have incurred net losses of approximately $4,176,133 to December 31, 2000 and net losses of $486,260 between January 1, 2001 to December 31, 2001. Our auditor's report on our 2001 financial statements contained an explanatory paragraph that stated that, due to recurring losses and negative cash flows from operations substantial doubt exists about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be required as a result of that uncertainty.

Quarterly Operating Results Subject To Fluctuation

Even if we commence generating revenues from operations, which cannot be assured, our quarterly operating results may fluctuate significantly as a result of a variety of factors beyond our control, including:

* the cost of acquiring, and the availability of, content;
* the demand for our services;
* the demand for Internet advertising;
* seasonal trends in Internet advertising placements;
* advertising cycles for, or the addition or loss of, individual advertisers;
* the level of traffic on our websites;
* the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
* price competition or pricing changes in Internet broadcasting services, such as business services, and in Internet advertising;
* the seasonal nature of the content accessible from our network, such as sporting and other seasonal events;
* technical difficulties or system downtime;
* costs associated with acquiring or integrating efficient technologies to meet our needs;
* the introduction of new products or services by us or by our competitors;
* our ability to successfully integrate operations and technologies from acquisitions; and
* general economic conditions, as well as economic conditions specific to the Internet, such as electronic commerce and online media.

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

Reliance Upon Technology, Computer Systems And Internet Service Providers

The performance, reliability and availability of any websites and network infrastructure are critical to our ability to attract and retain users, advertisers and content providers. Our business may be seriously harmed if users cannot access our websites 24 hours a day, seven days per week. If users have any problems accessing us this would decrease the potential for advertising revenues.

Our business is highly dependent upon our computer and software systems. In addition, users depend on Internet service providers and other website operators for access to us. Possible causes of access problems therefore include:

* the temporary or permanent loss of our equipment or systems, through casualty, operating malfunction or otherwise;
* outages or other problems that may be experienced by Internet service providers and other website operators; and
* slower access or system failures due to increased traffic on our websites or on the Internet.

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

Difficulties In Responding To Technological Change

Our market is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. If we fail to rapidly respond to technological developments, our business could be adversely affected. The emerging character of these products and services and their rapid evolution will require us to:

* effectively use leading technologies;
* continue to develop our technological expertise; and
* enhance our current services and continue to improve the performance, features and reliability of our network infrastructure.

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

Uncertain Ability To Achieve, Manage Or Sustain Growth

It may be necessary for us to grow in order to remain competitive. Our ability to grow is dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide new services as our customers may demand in the future and our ability to adapt our systems to accommodate our expanded operations. In addition, there can be no assurance that we will be able to achieve necessary expansion or that we will be able to manage successfully such expanded operations. Failure to manage growth effectively and efficiently could have an adverse effect on our ability to acquire sufficient market share and remain competitive.

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

Increasing Marketing Expenditures

To increase awareness for our business, we anticipate that we may need to spend significant amounts on advertising, sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or increase our revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our websites, services and products. To date, our marketing and selling experience with respect to our websites is very limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our websites, products and services. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our websites and services.

Security Risks Associated With Internet Access

Any network we develop (and those of our content providers) may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. Internet service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect us against the threat of security breaches or to alleviate problems caused by such breaches.

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

Limited Protection For Intellectual Property

While we have and may do further investigation of the possibilities of patent, copyright and trademark registration and protection for our intellectual property, no such protection has yet been granted. There is no assurance that such registration or protection will be available, and therefore we may have little or no protection for our intellectual property assets, which comprise our main business assets.

Our efforts to protect any of our intellectual property may not be adequate. Unauthorized parties may infringe upon or misappropriate our network or other proprietary information. In the future, litigation may be necessary to protect and enforce our intellectual property rights or to determine the validity and scope of our intellectual property, which could be time consuming and costly. We could also be subject to intellectual property infringement claims as the numbers of competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from our continued operations. If we become liable to any third parties for such claims, we could be required to pay a substantial damage award or to develop comparable non-infringing intellectual property and systems.

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

It is unlikely that we will generate any or significant revenues and, even if we were to become profitable, we may not be able to sustain or increase our profits on a quarterly or annual basis in the future. We will, in all likelihood, sustain operating expenses without corresponding revenues and this may result in our company incurring a net operating loss which will increase continuously.

Resignation of Kirk Exner

Our key personnel was limited to Kirk Exner, our former President. In conjunction with our cessation of active business operations as at July 31, 2001, Mr. Exner tendered his resignation. In order to recommence the streaming media business, as detailed below, we may need to recruit new management and other qualified persons. However, there can be no assurance that we will be able to employ qualified persons upon acceptable terms. Competition for personnel is intense, making it difficult to find highly skilled employees with appropriate qualifications. Furthermore, we do not maintain "key man" life insurance on the lives of any of our management or employees.

Insider Control Of Common Stock

As of December 31, 2001, directors and executive officers beneficially owned approximately 43% of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

Effect Of Shares Eligible For Public Sale

As of December 31, 2001, there were 12,314,054 common shares issued and outstanding. As of December 31, 2001, 1,819,195 of these shares were held in escrow. Under the Securities Act (British Columbia), 1,070,000 shares issued pursuant to a private placement of units which closed January 26, 2000 were subject to resale restrictions which expired on November 30, 2000. Under the Securities Act (British Columbia), 225,000 shares issued pursuant to a second private placement of units that closed on April 11, 2000 were subject to resale restrictions which expired on January 27, 2001. Furthermore, as at December 31, 2001, 419,000 shares are issuable upon the exercise of options, and 647,500 issuable upon the exercise of warrants (the warrants expired unexercised subsequent to December 31, 2001). Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

We were incorporated under the laws of the Province of British Columbia on June 24, 1986 under the name "Belcarra Resources Ltd." We changed our name to "Belcarra Motors Corp." on October 12, 1994, and to "Predator Ventures Ltd." on September 10, 1997. We were continued to the State of Wyoming effective July 14, 1999 and, on September 9, 1999, we filed Articles of Amendment which increased our authorized capital from 100,000,000 common shares with no par value to unlimited common shares with no par value. On November 16, 1999, we changed our name to "wwbroadcast.net inc." to reflect our new business which we had commenced on July 1, 1999, when we began seeking a suitable Internet-based business for acquisition. On December 3, 1999, we were registered as an extra-provincial company under the Company Act of British Columbia.

Prior to commencing our new business, we had been relatively inactive, having sold the underlying assets of our previous business effective March 31, 1997.

Business Development of Issuer During Last Three Years

In furtherance of our new business, on November 15, 1999, we acquired all rights in and to High Tech Venture Capital Inc.'s business of developing an Internet website and Content Websites to aggregate, distribute and market a selection of streaming media programming (that is, live or archived audio and video programming) via the Internet under the name "Worldwide Broadcast Network". The acquisition was effected pursuant to an Asset Purchase Agreement with High Tech Venture Capital Inc., which had been preceded by a Letter of Intent dated July 9, 1999, and which became effective on November 15, 1999. The assets that were acquired included the ownership of a number of domain names relevant to the implementation of our business model. The consideration for the acquisition was Cdn$70,000.00 and the issuance of 3,000,000 of our common shares Concurrent with the acquisition, we effected the name change to our current name, as well as a 2 for 1 share consolidation, such that each of our shareholders received one share of our common stock after consolidation for every two shares of common stock previously held by the shareholder.

Our website, wwbc.net (the "Website"), became operational on March 9, 2000. The Website offered users access to various subsidiary content distribution websites (the "Content Websites"), through which users with multimedia enabled personal computers or certain other Internet-attached devices could access Internet links to various providers of streaming media programming, organized by logical categories and subcategories to facilitate searches for such programming in a convenient and user-friendly manner. However, as noted above, we have ceased to operate the Website and the related Content Websites, as of July 31, 2001.

We ceased business operations from July 31, 2001 until April 9, 2002 due to our inability to raise equity for operations. During that period we were seeking to either identify a suitable business opportunity or enter into a suitable business combination. On April 9, 2002 we decided to recommence our streaming media business.

On the Internet, streaming media content consists of live and archived audio and video programs which are accessible to users of the Internet. Our office is located at 2200 - 885 West Georgia Street, Vancouver, British Columbia, V6C 3E8. The telephone number is (604) 689-7317 and the facsimile number is (604) 681-7116.

Except as otherwise indicated, all information in this registration statement has been restated to give effect to the two-for one stock consolidation of our common stock referred to below and elsewhere in this registration statement. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Business of the Company

We became a gatherer, aggregator, distributor and marketer of streaming media content on the Internet. Through our "streaming" media portal website, wwbc.net (the "Website"), which became operational on March 9, 2000, we provided an interface between users of multimedia enabled personal computers (or certain other Internet-attached devices) and various content providers on the Internet, thereby giving such users access to live and archived audio and video programs.

The first phase of development work on our Website was completed in January 2000 by SunCommerce Corporation. High Tech Venture Capital Inc. had entered into a website development agreement with SunCommerce Corporation prior to our acquisition of certain of High Tech Venture Capital Inc.'s assets pursuant to the Asset Purchase Agreement dated August 27, 1999. At the time of the agreement, SumCommerce Corporation operated as a website development firm with offices in Vancouver, British Columbia, Canada and Seattle, Washington. It specialized in developing professional websites that are integrated with customized e-commerce back-end database systems.

Our Website offered users a gateway to various subsidiary content distribution websites ("Content Websites"). The Content Websites allowed users to access selections of live and archived audio and video programming over the Internet, organized by information or entertainment categories.

Aggregation of Streaming Media Content

Our Website was designed to gather, aggregate, distribute and market streaming media content over the Internet. At present, independent Internet web developers are developing proprietary, broadcast-capable content. Our function was to aggregate such content and organize it for users in a manner that facilitated access to such content in a user-friendly manner.

The streaming media content is otherwise available over the Internet to users with appropriate multimedia enabled personal computers or other equipment. However, such users must generally seek such content out on the Internet by, for example, using traditional search engines. We searched for suitable streaming media content and aggregated them under our various Content Websites. The Content Websites reflected certain information and entertainment categories or groupings that we believe would help a user focus his or her search quickly and easily. Once the user selected a Content Channel, his or her search was then focused even further by logical subcategories.

Competition

The market for Internet content, products, services and advertising is new, rapidly evolving and intensely competitive. We will potentially compete with many providers of website content, information services and products, as well as with traditional media and promotional efforts, for audience attention and advertising, and sponsorship expenditures. We will be in direct competition for users, advertisers and content providers with a diverse group of businesses, including other websites, Internet portals, Internet broadcasters, videoconferencing companies, audioconferencing companies, general online services, advertising networks and traditional media, including local television stations and networks. Our competition currently includes Yack.com, Scour.net, Streamsearch.com, Realguide.com, Windows Media and Yahoo Broadcast.com. Many of these websites offer streaming media programming. There are no assurances that we will be able to compete successfully or that the competitive pressures faced by us will not adversely affect our business. We expect competition to intensify in the future. Barriers to entry are not significant, and current and new competitors may be able to launch new websites at a relatively low cost. We expect competition for members, users and advertisers, as well as competition in the electronic commerce market, to increase significantly.

Business Strategy

As noted above, we ceased operating the Website on July 31, 2001. However, as at April 9, 2002 we decided to recommence our business and further explore streaming media business opportunities and, in furtherance of such, will be assessing the merits of our Website. In addition we will be seeking to determine the most effective means by which to continue the development of the streaming media business.

Marketing

Our limited marketing efforts to date have been to promote the Website, our networks, and the available audio and video programming. We will be considering the possibility of utilizing traditional media for marketing and promotional purposes, including radio, television and print advertisements. Further, we may also utilize online marketing, advertisements and newsletters. We believe that we may have to depend, in part, on the services of professional website marketing companies experienced in the marketing and development of Internet brand names.

Technology and Computer Systems

The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new websites, services and products and changing consumer demands. Our future success will depend on our ability to adapt to these changes and to continuously improve the performance, features and reliability of our service in response to competitive services and products and the evolving demands of the marketplace, which we may not be able to do. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure, which might impact our ability to become or remain profitable.

We anticipate that it will be necessary to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up to date. Investments in technology and future investments in upgrades and enhancements to software for such technology may not necessarily maintain our competitiveness.

Services based on sophisticated software and computer systems often encounter developmental delays, and the underlying software may contain undetected errors that could cause system failures when introduced. Any system error or failure causing interruption in the availability of content or an increase in response time could result in a loss of potential or existing business services, users, advertisers or content providers, and if sustained or repeated, could reduce the attractiveness of our websites to these individuals and entities.

Streaming Media Technology

Acceptance of streaming media technology depends on the success of advertising, promotional and marketing efforts and ability to continue to deliver access to high-quality streaming media programming to potential users. To date, we have not spent any significant amounts on marketing and promotional efforts. To increase awareness of streaming media, we expect that funds will need to be expended on promotion, marketing and advertising in the future. If these expenditures fail to develop an awareness of streaming media, such expenditures may never be recovered and we may be unable to generate future revenues.

As noted, our success is dependent on the market acceptance of streaming media technology. Early streaming media technology suffered from poor audio quality, and current video streaming is of lower quality than television broadcasts. In addition, congestion over the Internet may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive streaming media adequately, users should have multimedia personal computers (commonly called "PCs") with particular microprocessor requirements and at least 56 kbps Internet access and streaming media software. Typically, users electronically download such software at their own cost and install it on their PCs. Installations of this type do require a certain level of technical expertise that many users will not possess. In addition, to receive streaming media over corporate "intranets", the intranets may need to be reconfigured. Widespread adoption of streaming media technology depends on overcoming these obstacles, improving video and audio quality and educating customers and users in the use of streaming media technology. If streaming media technology fails to achieve broad commercial acceptance or if our acceptance is delayed, our business could be adversely affected.

Government Regulation

The Child Protection Act and Child Online Privacy Protection Act (the "COPA") were enacted in October, 1998. Among other things, COPA imposes civil and criminal penalties on persons distributing material harmful to minors over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. While we do not currently distribute the types of materials or collect or disclose personal information prohibited by COPA, future legislation similar to COPA may affect us, specifically the content of the programming offered on our websites.

On October 28, 1998, the "Digital Millennium Copyright Act" ("DMCA") affecting the performance of sound recordings by certain subscription and nonsubscription transmission services was enacted. The DMCA permits statutory licenses for the performance of sound recordings and for the making of ephemeral recordings to facilitate transmissions. Under these statutory licenses, we will be required to pay licensing fees for the performance of sound recordings by us in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the statutory licenses, which will be determined either through voluntary inter-industry negotiations or arbitration.

Employees

As at the date hereof, we have no employees however we do engage consultants who work on an as and when needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 2200 - 885 West Georgia Street, Vancouver, British Columbia, Canada. We lease this office space on a month-to-month basis at a rental of approximately Cdn$2,218.75 per month. This facility consists of our office and administration area and houses all of our operations.

ITEM 3. LEGAL PROCEEDINGS

We do not know of any material, active or pending legal proceedings against us; nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the CDNX under the symbol "ww.u".

The following table shows the high and low sale prices for our common shares for the quarters indicated.

HIGH
($)

LOW
($)

CLOSE
($)

2001

Fourth quarter

0.06

0.01

0.02

Third quarter

0.08

0.03

0.04

Second quarter

0.13

0.05

0.05

First quarter

0.22

0.06

0.07

2000

Fourth quarter

0.84

0.15

0.16

Third quarter

0.90

0.50

0.83

Second quarter

1.99

0.50

0.85

First quarter

3.80

0.50

1.85

The sources of this information is Canada Stockwatch. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As at April 11, 2002, we have 12,314,054 shares issued and outstanding. We have approximately 31 registered shareholders. Approximately 6,500 shares are registered in the name of CEDE & Co., a depository. A further 7,188,785 shares are held by CDS & Co., a Canadian depository. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have over 400 beneficial shareholders.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our Financial Statements contained in this annual report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the year ended December 31, 2001, for the year ended December 31, 2000 and for the period from the inception of our new business as of July 1, 1999 to December 31, 2001 of $486,260, $1,051,217 and $1,795,718, respectively.

We did not earn any revenues during the 2001 fiscal year. We ceased operations effective July 31, 2001 due to ongoing losses from operations, our inability to generate any revenue from operations, and a lack of sufficient working capital to sustain operations. Our auditors' report on our 2001 financial statements contained an explanatory paragraph that states that due to recurring losses and negative cash flows from operations, substantial doubt exists as to our ability to continue as a going concern.

During the year ended December 31, 2001, we received loans for working capital totalling Cdn $108,600 from Sedun De Witt Capital Corp. We had been spending the funds on the maintenance of our business. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us. During the year ended December 31, 2001, we reduced our operations by terminating a consultant and five employees. As we were not successful in obtaining additional financing, we further reduced operations and ceased operations, effective July 31, 2001. However, on April 9, 2002 we recommenced our streaming media business.

Our Financial Statements included in this annual report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

General

We were incorporated under the laws of the Province of British Columbia on June 24, 1986 under the name "Belcarra Resources Ltd." We changed our name to "Belcarra Motors Corp." on October 12, 1994, and to "Predator Ventures Ltd." on September 10, 1997. We were continued to the State of Wyoming effective July 14, 1999 and, on September 9, 1999, we filed Articles of Amendment which increased our authorized capital from 100,000,000 common shares with no par value to unlimited common shares with no par value.

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

Our website, wwbc.net (the "Website"), became operational on March 9, 2000. The Website offers users access to various subsidiary content distribution websites (the "Content Websites"), through which users with multimedia enabled personal computers or certain other Internet-attached devices can access Internet links to various providers of streaming media programming, organized by logical categories and subcategories to facilitate searches for such programming in a convenient and user-friendly manner. Each of the Content Websites was registered as a domain name with Network Solutions Inc. However, as noted above, we have ceased to operate the Website and the related Content Websites, as of July 31, 2001. On April 9, 2002 we recommenced our streaming business.

Results of Operations

We have included in this annual report financial statements for the year ended December 31, 2001 and 2000 and the period from July 1, 1999 (being the date of inception of our previous business) to December 31, 2001.

Year ended December 31, 2000

We incurred a net loss of $1,051,217 for the year ended December 31, 2000, resulting in a loss per share of $0.09. The loss was attributable to operating expenses of $1,057,712, offset partially by revenue of $5,113 and interest income of $1,382.

During the year we incurred consulting fees of $197,468, $129,006 in depreciation and amortization, $167,508 in marketing, $9,635 in filing fees, $134,122 in management fees, $173,353 in wages, $49,017 in general and administrative expenses and $48,015 in professional fees.

Year ended December 31, 2001

We incurred a net loss of $486,260 for the year ended December 31, 2001, resulting in a loss per share of $0.04. This loss reflects operating expenses for the year of $486,260, consisting of $24,198 in consulting fees, $65,903 in depreciation and amortization expenses, $3,132 in marketing expenses, $4,932 in regulatory filing fees, $33,578 in rent fees, $58,235 in wages and benefits, $50,781 in professional fees, $14,215 in general and administrative expenses, and $85,449 in management fees paid to related parties. The loss was increased by $46,183 resulting from the disposal of equipment and a $99,654 write down of intangible assets, taken as a result of our closing our business operations.

The foregoing expenses reflect the general decrease in expenses that has resulted from the downsizing of our operations, particularly in the form of consulting, marketing, and professional fees, and wages and benefits expenses. From the date of commencement on our business on July 1, 1999 to December 31, 2001, we incurred operating expenses totalling $1,799,633 consisting of $289,003 in consulting fees, $236,092 in depreciation and amortization expenses, $15,126 in investor and media relations fees, $81,593 in rent, $231,588 in wages and benefits, $174,746 in marketing expenses, $24,864 in regulatory filing fees, $266,120 in professional fees, $74,637 in general and administrative expenses, and $260,027 in management fees paid to related parties. The consulting fees consisted primarily of fees paid to consultants to develop, activate and maintain our Website and Content Websites, and to search for and screen streaming media programming content on the Internet for inclusion in our Content Websites.

In an effort to cut costs, we reduced staffing levels during the period from three consultants to one, and from eight employees to zero, thereby reducing our monthly staffing costs from Cdn$65,000 to Cdn$3,000 as ultimately we ceased active business operations July 31, 2001.

Balance Sheets

Total cash and cash equivalents as at December 31, 2001 and December 31, 2000 were, respectively, $311 and $34,751. Working capital as at December 31, 2001 and December 31, 2000 were, respectively, $(482,909) and $(250,758).

The decrease in working capital between December 31, 2000 and December 31, 2001 was attributable to operating expense of $486,260. No material revenue was generated during the period.

Total share capital as at December 31, 2001 and December 31, 2000 was, respectively, $4,004,956 and $4,004,956. No share capital transactions occurred during the year ended December 31, 2001.

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

As at December 31, 2001, we have received loans for working capital totalling Cdn$318,600 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by an interest bearing promissory note at a rate of 1.25% per month executed by us in favour of Sedun De Witt Capital Corp. and payable on demand.

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

PLAN OF OPERATION

To date we have not generated any significant revenues from our streaming media business. We do not anticipate earning revenues from operations in 2002 as we do not anticipate charging advertising or membership fees during the year. As a result, we have incurred net losses from operations from the inception of our new business as of July 1, 1999 to December 31, 2000 of $1,309,458 and for the year ended December 31, 2001 of $486,260 and we anticipate that we will continue to experience losses from operations during the foreseeable future.

To date we have not determined the future amounts to be spent on the development of our streaming media business. Our future expenses will depend on our ability to secure financing. The amounts we secure will determine the scale of our business development. We do not have sufficient working capital to fund our operations. Our ability to settle our liabilities as they come due and to fund our commitments and ongoing operations is dependant upon our ability to obtain additional financing by way of debt, equity or other means. There can be no assurances that we can obtain such additional financing on terms reasonably acceptable to us or at all.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

Consolidated Balance Sheets
Consolidated Statements of Loss
Consolidated Statement of Shareholders' Deficiency and Comprehensive Loss
Consolidated Statements of Cash Flows

NOTES TO THE FINANCIAL STATEMENTS

F-1

F-2
F-3
F-4
F-5

F-6

independent auditors' report

The Board of Directors and Stockholders
wwbroadcast.net inc.

We have audited the accompanying balance sheets of wwbroadcast.net inc. (a Development State Enterprise) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2001 and 2000 and for the period from July 1, 1999 (inception of new business) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of wwbroadcast.net inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from July 1, 1999 (inception of new business) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) "KPMG LLP"
Chartered Accountants
Vancouver, Canada
April 12, 2002

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Balance Sheets

COLSPAN=2>  COLSPAN=2>

December 31, 2001

December 31, 2000

      COLSPAN=2>

Assets COLSPAN=2>    COLSPAN=2>

Current assets: COLSPAN=2>

Cash and cash equivalents

$               311

$           34,751

Amounts receivable

5,217

12,002

Prepaid expenses

--

3,450

Total current assets

5,528

50,203

Equipment (note 3)

9,290

89,003

Intangible assets (note 4)

--

155,064

Total assets

$         14,818

$         294,270

Liabilities and Stockholders' Deficiency

Current liabilities:

Accounts payable and accrued liabilities

$         99,297

$         85,317

Payables to related parties (note 6)

188,900

75,448

Notes payable to related party (note 6(b))

200,240

140,196

Total current liabilities

488,437

300,961

Stockholders' deficiency:

Common stock, no par value, authorized 100,000,000 shares; issued 12,314,054 at December 31, 2001 and December 31, 2000 (note 5)

4,004,956

4,004,956

Additional paid-in capital

182,746

182,746

Deficit before inception of new business (note 1)

(2,849,990)

(2,849,990)

Deficit accumulated during the development stage (note 1)

(1,812,403)

(1,326,143)

Accumulated other comprehensive income:
Cumulative translation adjustment

1,072

(18,260)

(473,619)

(6,691)

Total liabilities and stockholders' deficiency

14,818

$         294,270

Subsequent events (notes 6(b) and 9)

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

"Marcel de Groot"
Marcel de Groot, Director

"David De Witt"
 David De Witt, Director

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Statements of Operations

Year
ended December 31,

Period from
July 1/99 (inception of new business) to Dec. 31, 2001

2001

2000

Advertising revenue

$

--

$

5,113

$

5,113

Operating expenses:

Depreciation and amortization

65,903

129,006

236,092

Consulting fees

24,198

197,468

289,002

Marketing

3,132

167,508

174,746

Filing fees

4,932

9,635

24,864

Investor and media relations

--

15,126

15,126

Management fees to related parties (note 6)

85,449

134,122

260,027

General and administrative

14,215

49,017

74,637

Professional fees

50,781

134,462

266,120

Rent

33,578

48,015

81,593

Wages and benefits

58,235

173,353

231,588

Loss on disposal of equipment

46,183

--

46,183

Write-down of intangible assets

99,654

--

99,654

486,260

1,057,712

1,799,633

Loss from operations

(486,260)

(1,052,599)

(1,794,520)

Interest income (expense), net

--

1,382

(1,198)

Net loss for the period

$

(486,260)

$

(1,051,217)

$

(1,795,718)

Loss per common share, basic and diluted

$

(0.04)

$

(0.09)

$

(0.17)

Weighted average number of common shares outstanding, basic and diluted

11,244,859

11,098,438

10,462,436

The accompanying notes are an integral part of these financial statements

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Statements of Stockholders' Deficiency

Deficit

Deficit

accumulated

Accumulated

Additional

Prior to

During

Cumulative

Total

Comprehensive

Common Shares

Paid-In

Development

Development

Translation

Stockholders'

Income

Shares

Amount

Capital

Stage

Stage

Adjustment

Deficiency

(loss)

note (1)

note (1)

Balance, December 31, 1998

6,959,054

$2,845,343

$       -

$(2,823,291)

$       -

$       -

$22,052

Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $0.29 per share)

1,000,000

267,415

-

-

-

-

267,415

Loss for the period

-

-

-

(26,699)

-

-

(26,699)

$ (26,699)

Balance, July 1, 1999 (inception of new business)

7,959,054

3,112,758

-

(2,849,990)

-

-

262,768

$ (26,699)

Issuance of common stock on exercise of stock options by employees (August 30, 1999 $0.20 per share)

5,000

1,003

-

-

-

-

1,003

Issuance of common stock for intangible assets to non-employees (November 15, 1999 - $0.03 per share)

3,000,000

101,633

102,000

-

-

-

203,633

Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $0.55 per share)

15,000

8,334

-

-

-

-

8,334

Loss for the period

-

-

-

-

(274,926)

-

(274,926)

$ (274,926)

Adjustment to cumulative translation account

-

-

-

-

-

5,765

5,765

$5,765

Balance, December 31, 1999

10,979,054

3,223,728

102,000

(2,849,990)

(274,926)

5,765

206,577

$ (295,860)

Issuance of common stock on exercise of options by employees (January 4, 2000 - $0.56 per share)

10,000

5,644

-

-

-

-

5,644

Issuance of common stock on private placement to non-employees (January 25, 2000 - $0.50 per share)

752,000

376,000

-

-

-

-

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

-

-

-

-

225,000

Issuance of common stock for services by non-employees (June 21, 2000 - $0.65 per share)

10,000

6,500

-

-

-

-

6,500

Consultant stock option compensation expense

-

-

80,746

-

-

-

80,746

Loss for the period

-

-

-

(1,051,217)

-

(1,051,217)

$ (1,051,217)

Adjustment to cumulative translation account

-

-

-

-

-

(24,025)

(24,025)

$ (24,025)

Balance, December 31, 2000

12,314,054

4,004,956

182,746

(2,849,990)

(1,326,143)

(18,260)

(6,691)   $ (1,075,242)

Loss for the period

-

-

-

-

(486,260)

-

(486,260)

(486,260)

Adjustment to cumulative translation account

-

-

-

-

-

19,332

19,332

19,332

Balance, December 31, 2001

12,314,054

$4,004,956

$182,746

$(2,849,990)

$(1,812,403)

$1,072

$(473,619)

$(466,928)

See accompanying notes to financial statements.

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Statements of Cash Flows

Year ended December 31,

Period from July 1, 1999 (inception of new business) to Dec. 31, 2001

2001

2000

Cash flow from operating activities:

Net loss

$

(486,260)

$

(1,051,217)

$

(1,795,718)

Items not affecting cash:

Depreciation and amortization

65,903

129,006

236,092

Write-off of intangible assets

99,654

--

99,654

Loss on disposal of equipment

46,183

--

46,183

Consultant stock option compensation

--

80,746

80,746

Issuance of Common Shares for services

--

6,500

6,500

Changes in operating assets and liabilities:

Amounts receivable

6,785

1,675

(3,867)

Prepaid expenses

3,450

14

--

Accounts payable and accrued liabilities

13,980

(6,922)

96,558

Net cash used in operating activities

(250,305)

(840,198)

(1,233,852)

Cash flow from investing activities:

Purchase of equipment

--

(76,161)

(109,901)

Proceeds on disposal of equipment

14,487

--

14,487

Purchase of intangible assets

--

--

(117,407)

Net cash used in investing activities

14,487

(76,161)

(212,821)

Cash flow from financing activities:

Proceeds from the issuance of common shares

--

552,975

561,307

Notes payable to related parties

60,044

140,196

200,240

Payable to Related Parties

113,452

75,448

188,900

Subscriptions received in advance of issuance of shares

--

--

221,753

Net cash provided by financing activities

173,496

768,619

1,172,200

Increase (decrease) in cash and cash equivalents

(62,322)

(147,740)

(274,473)

Effect of exchange rate changes on foreign currency denominated cash balances

27,882

(24,025)

5,371

Cash and cash equivalents, beginning of period

34,751

206,516

269,413

Cash and cash equivalents, end of period

$

311

$

34,751

$

311

Supplemental disclosure:

Interest paid (received) net

$

--

$

--

$

3,961

Income taxes

--

--

--

Non-cash transactions:

Issuance of common stock for services

--

6,500

6,500

Issuance of common stock for assets

--

--

203,633

Shares issued on conversion of subscriptions received

--

221,753

221,753

The accompanying notes are an integral part of these financial statements.

wwbroadcast.net inc.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001 and 2000
Period from July 1, 1999 (inception of new business) to December 31, 2001

1. Nature of development stage activities and operations:

The Company was incorporated on June 24, 1986 in British Columbia, Canada. The Company had no substantive operations at July 1, 1999 when the new business venture was started.

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

At December 31, 2001, the Company does not have an operating business due to its cessation of its active business operations in July 2001. For the period from July 2001 through April 9, 2002, the Company was assessing the viability of its streaming media internet plan, while at the same time seeking to identify business opportunities. On April 9, 2002, the Company announced its intention to recommence its streaming media business and certain financing initiatives (note 9). Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations. This debt or equity may not be available on reasonable terms or on any terms at all.

2. Significant accounting policies:

(a) Basis of presentation:

The financial statements have been prepared in accordance with generally accepted accounting principles for in the United States. There are no material measurement differences to these financial statements to Canadian generally accepted accounting principles. As the Company has not generated any material revenue from its principal planned operations, for financial reporting purposes, the Company is considered to be in the development stage and these financial statements are of a development stage enterprise.

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

(c) Cash and cash equivalents:

The Company considers all short-term investments with a term to maturity at the date of purchase of three months or less to be cash equivalents.

(d) Equipment:

Equipment is recorded at cost. Depreciation is provided for at the following annual rates:

Asset Estimates Basis useful life Computer hardware and software straight-line method 3 years Leasehold improvements straight-line method 3 years Office equipment straight-line method 5 years

(e) Intangible assets:

Intangible assets, which consists of domain names, license rights and website development costs, are amortized on a straight-line basis over a period of three years representing the estimated period of future benefits.

(f) Impairment of long-lived assets:

The Company monitors the recoverability of long-lived assets, including equipment and intangible assets, based on estimates using factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable equal to the excess of the asset's carrying value over its fair value.

2. Significant accounting policies (continued):

(g) Foreign currency:

Effective July 1, 1999, the Company adopted the United States dollar as its reporting currency.

Canadian operations, which have the Canadian dollar as the functional currency, are translated to United States dollars as follows: assets and liabilities are translated at the exchange rate at the balance sheet date. Revenues and expenses are translated at the average rate for the period. Exchange gains and losses resulting from the translation are excluded from the determination of income and reported as the cumulative translation adjustment in stockholder's equity.

Other exchange gains and losses arising on the settlement of foreign currency denominated monetary items are included in the statement of operations.

(h) Stock-based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for stock options is recognized over the vesting period. Options granted to other than employees and directors are measured at their fair value as the services are performed and the options earned.

(i) Income taxes:

Income taxes are accounted for under the asset and liability method. Current taxes are recognized for the estimated income taxes for the current period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the benefit of operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such deferred tax assets will be realized.

2. Significant accounting policies (continued):

(j) Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 1,069,195 common shares (December 31, 2000 - 1,069,195) held in escrow that are to be released based on financial performance criteria (note 5(a)).

Diluted loss per share is computed using the weighted average number of common and potentially dilutive commons shares outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share are the same. Excluded from the calculation of diluted loss per share are 419,000 stock options (2000 - 1,078,000) and 647,500 (2000 - 647,500) share purchase warrants as they are anti-dilutive. The share purchase warrants expired unexercised subsequent to December 31, 2001.

(k) Website Development Costs:

The Company expenses website development costs during the planning and operations stage and capitalizes direct costs incurred during the application development stage. Capitalized website development costs are amortized on a straight-line basis over a three year period.

(l) Goods and Services Tax:

Goods and services tax is a transaction tax chargeable under Canadian tax legislation on all transactions in Canada, other than certain specified exempt transactions. The taxes paid by the Company, primarily on expenses incurred, are recoverable from the taxation authorities.

(m) Revenue recognition:

The Company's revenues are derived principally from the sale of banner and sponsorship advertisements. Advertising revenue is recognized ratably over the period which services are rendered, provided however that no significant Company obligations remain at the end of a period and collection of the resulting receivable is reasonably assured.

(n) Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

3. Equipment:

2000

2001

Net book value

cost

Accumulated depreciation

Net book Value Computer hardware and software

$ 26,122

$ 16,832

$ 9,290

$ 63,734 Leasehold improvements

-

-

-

13,455 Office equipment

-

-

-

11,814

$ 26,122

$ 16,832

$ 9,290

$ 89,003

28

4. Intangible assets:

2000

2001

Net book value

cost

Accumulated depreciation

Net book Value Domain names

$ -

$ -

$ -

$ 37,635 License rights

-

-

-

83,629 Website development costs

-

-

-

33,800

$ -

$ -

$ -

$ 155,064

5. Stockholders' equity:

(a) Escrowed stock:

At December 31, 2001, 1,819,195 (December 31, 2000 - 2,569,195) common shares outstanding were held in escrow.

1,069,195 (December 31, 2000 - 1,069,195) of these shares are releasable from escrow on satisfaction of certain predetermined tests set out by the CDNX related to the generation of positive cash flow from operations. For accounting purposes these shares will be recorded at their fair value when the performance measures are satisfied with a charge in an equivalent amount to compensation expense. Stock not released from escrow within 10 years of the date of their issuance will be cancelled. Pursuant to the escrow agreements, holders of the stock may exercise all voting rights attached thereto except on a resolution to cancel any of the stock, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company.

The remaining escrowed stock of 750,000 (December 31, 2000 - 1,500,000) relates to the acquisition of vertically branded channels (note 1) and will be released on November 15, 2002.

(b) Stock options and stock-based compensation:

At December 31, 2001, the Company's Board of Directors has granted stock options to certain consultants, employees and directors to buy an aggregate of 419,000 shares of common stock of the Company at prices ranging between $0.19 and $1.83. Stock options are granted with an exercise price equal to the stock's market value at the date of grant. All stock options have terms of one to five years and vest over periods of zero to 18 months.

A summary of the status of the Company's stock options at December 31, 2001 and 2000

F-10

5. Stockholders' equity (continued):

and changes during the years ended on those dates is presented below:

2001

2000

Options

Weighted average exercise price

Options

Weighted average exercise price Outstanding, beginning of year

1,078,000

$ 0.56

$ 545,000

$ 0.37 Granted

-

-

949,000

$ 0.88 Exercised

-

-

(30,000)

0.49

Expired/cancelled

(659,000)

0.62

(386,000)

1.09

Oustanding, end of year

419,000

$ 0.52

1,078,000

$ 0.56

Options exercisable 419,000

$ 0.52

931,000

$ 0.54

The following table summarizes information about stock options outstanding at December 31, 2001:

Options outstanding

Options exericsable

Range of exercise prices

Number outstanding at December 31, 2001

Weighted average remaining contractual life

Weighted average exercise price

Number exercisable at December 31, 2001

Weighted average exercise price

$ 0.19

195,000

0.46

$ 0.19

195,000

$0.19

0.62

218,000

3.06

0.62

218,000

0.62

1.83

6,000

1.25

1.83

6,000

1.83

In 1999, the Company granted 300,000 options to its president exercisable at Cdn. $0.66 per share in conjunction with a business acquisition. On January 5, 2000, a further 100,000 options, exercisable at $0.62 per share, were granted to its president. These options were granted for services rendered and were unrelated to the asset acquisition. These options are included in the fiscal 2000 grants set out above and were fully vested on grant. As the exercise price was not materially different from the market price of the Company's stock on the date of grant, no compensation expense has been recognized for the options.

A total of 308,000 options have been granted to non-employees. The options were granted for services including participation on the Company's Advisory Board, business and web-site development, and public relations. The performance and vesting periods range from three to eighteen months. To December 31, 2001, the fair value of options granted to non-employees that has been recognized as compensation expense is $80,746.

The weighted average fair value of options granted to employees is $0.52 (2000 - $0.54) each. If options granted to employees had been accounted for by the fair value method applied to the measurement of non-employee options, pro forma loss would have exceeded the reported loss for the years ended December 31, 2001 by $nil ($nil per share) (2000 - $168,842; $0.02 per share). The fair value of options issued on the acquisition were included in the cost of the intangible assets acquired.

5. Stockholders' equity (continued):

For these purposes, the fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions for option grants in 2000 (no options were granted in 2001): dividend yield 0%, expected volatility 90%, Canadian risk-free interest rates 7% and expected option term of five years.

(c) Stock options and stock-based compensation:

In connection with the Company's redomiciliation in 1999, the Company was required to make an offer to repurchase common shares held by U.S. shareholders, who were shareholders as at July 14, 1999, for cash consideration of Cdn $0.66 per share. It was estimated that this repurchase offer would relate to 500 common shares. The Company made the recission offer to U.S. shareholders on May 18, 2001. The offer was open for 30 days and expired June 18, 2001. During 2001, the Company was contacted by the U.S. shareholder who held 500 shares at July 14, 1999. It was determined that the U.S. shareholder had disposed of their shares at a value greater than the Cdn$0.66 per share offering price. With respect to the Company's non-U.S. shareholders, if such shareholders were to successfully sue the Company for violating U.S. securities laws in connection with the redomicilation, then the Company may be compelled to repurchase their shares. No such claims have been made to April 12, 2002. If the non-U.S. shareholders are able to compel the Company to purchase their shares as well, the Company would need to pay those shareholders approximately Cdn. $3,978,025, which amounts to approximately $2,772,563, based on the rate of exchange on September 30, 1999, plus interest. This could make the Company insolvent or require it to obtain additional financing, the availability of which cannot be assured.

6. Related party transactions:

In addition to related party transactions disclosed elsewhere in these financial statements:

(a) During 2001, the Company accrued management fees, disbursements and rent of $101,389 (2000 - $114,209) to companies controlled by one or more directors or officers. The fees were paid pursuant to the following agreements:

(b) Notes payable to related party balance represents amounts loaned to the Company by Sedun De Witt Capital Corp. On December 1, 2001, the Company agreed to begin to pay interest of 1.25% per month on the loan. The loans are payable on demand. Subsequent to year end, an additional Cdn $2,850 was borrowed from Sedun De Witt Capital Corp. under the same terms and conditions as the previous loans.

(c) Under the terms of the Asset Purchase Agreement, the Company will pay Sedun De Witt Capital Corp Cdn $10,000 per month for a term of 12 months in consideration for which Sedun De Witt Capital Corp will provide the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company. Sedun De Witt Capital Corp agreed to reduce its monthly fee to Cdn $5,000 per month up to January 31, 2000.

(d) Total charges made by Sedun De Witt Capital Corp. pursuant to the Asset Purchase Agreement were as follows:

6. Related party transactions (continued):

2000

Cdn$ 115,000

2001

Cdn$ 120,000

The Company agreed to continue the Corporate Advisory Agreement with Sedun De Witt Capital Corp. on a month-to-month basis, the terms of which are the same as those described in Note 5(c).

7. Financial instruments and risk management:

(a) Fair values:

The carrying amounts of cash and cash equivalents, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to their ability for prompt liquidation or short-term to maturity. The fair value of payables, including note payables, to related parties is not readily determinable due to the lack of a ready market for such indebtedness.

(b) Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at December 31, 2001.

8. Income taxes:

During 1999, the Company redomiciled from Canada to the United States. All loss carry forwards previously accumulated in Canada expired when the Company redomiciled. As at December 31, 2001, the Company had loss carry forwards of approximately $1,800,000 that are available for offset against taxable income otherwise calculated through 2020. At the U.S. federal tax rate of 34%, the Company has a deferred tax asset of $612,000, which has been fully offset by a valuation allowance due to uncertainty of the losses utilization.

9. Subsequent events:

On April 9, 2002, the Company announced its proposal to consolidate its common shares on a five for one basis contingent upon the Company being satisfying CDNX minimum share distribution requirements and obtaining CDNX and shareholder approval. The consolidation is proposed to be effective on or about June 30, 2002.

On April 9, 2002, the Company announced the completion of its private placement offering of 4,416,667 units (on a post-consolidated basis) at a price of Cdn $0.12 per unit for a total of Cdn $530,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to subscribe for one additional common share of the Company over a two year period at a price of Cdn $0.12. The units are subject to the

9. Subsequent events (continued):

applicable Canadian and United States hold periods. The private placement is being carried out under Regulation S of the United States Securities Act of 1933 and is subject to receipt of approval from the CDNX. The units have not been registered, and are not being offered or sold, in the United States.

On April 9, 2002, the Company announced that it has reached settlement terms with all of its major creditors. The Company has agreed to a share for debt settlement for a portion of the debt, under which a total of 3,283,333 common shares will be issued to settle Cdn $394,000 of debt, on the basis of one common share for each Cdn $0.12 of debt on a post-consolidated basis

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all of our directors, executive officers and significant employees, as at December 31, 2001. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors, executive officers and other significant employees:

Name

Position Held
with the Company

Age

Date First
Elected or Appointed

Gregg J. Sedun

Director

43

June 23, 1997 (Director)

David De Witt

President and Director

49

June 23, 1997 (Director)
July 31, 2001 (President)

Marcel de Groot

Secretary and Director

28

June 19, 2000 (Secretary)
July 31, 2001 (Director)

The backgrounds and experience of our directors, executive officers and other significant employees are as follows:

Gregg J. Sedun

Mr. Sedun graduated from the University of Manitoba in 1982 with a Bachelor of Law degree, and practised securities law in Vancouver, British Columbia from 1983 until 1997. He was a partner in the law firm Rand Edgar Sedun, and later became a founding partner of De Witt Sedun, a firm focusing exclusively on securities law, where he practised until his retirement from law in 1997. Mr. Sedun is a co-founder and director of several public companies and a director and co-founder of Sedun De Witt Capital Corp., a private venture capital company.

David De Witt

Mr. De Witt was a founding partner of De Witt Sedun, a firm focused exclusively on securities law, as well as a co-founder and director of Sedun De Witt Capital Corp., a private venture capital company. Mr. De Witt graduated from the University of British Columbia with a Bachelor of Commerce degree in 1975 and a Bachelor of Law degree in 1978, and practised corporate and securities law until his retirement from practice in 1997. He is a director and/or officer of a number of private and public companies.

Marcel deGroot

Mr. deGroot graduated from the University of British Columbia in 1996 with a Bachelor of Commerce degree. From May 1996 until October 1999 he worked for the Vancouver office of Grant Thornton where he obtained the Chartered Accountant designation. Since November of 1999 to present Mr. de Groot has worked as a consultant for us and several other companies both private and public.

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected to be a director or executive officer. None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 10. EXECUTIVE COMPENSATION

Compensation was paid to our executive officers and directors as follows:

SUMMARY COMPENSATION TABLE

Long Term Compensation

Annual Compensation

Awards

Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name and Principal Position

Year

Salary (CDN$)

Bonus ($)

Other Annual Compensation ($)[1]

Restricted Stock Award(s) ($)

Securities Underlying Options / SARs (#)

LTIP Payouts ($)

All Other Compensation ($)

Former President [1]
Kirk Exner

2001
2000
1999

12,250
84,000
10,500

nil
nil
nil

nil
nil
nil

nil
nil
nil

nil
100,000
300,0000

nil
nil
nil

nil
nil
nil

President [2]
David DeWitt

2001
2000
1999

nil
nil
nil

nil
nil
nil

nil
nil
nil

nil
nil
nil

nil
100,000
nil

nil
nil
nil

nil
nil
nil

Former President [3]
Gregg Sedun

2001
2000
1999
1998
1997

nil
nil
nil
nil
nil

nil
nil
nil
nil
nil

nil
nil
nil
nil
nil

nil
nil
nil
nil
nil

nil
100,000
nil
nil
97,5000

nil
nil
nil
nil
nil

nil
nil
nil
nil
nil

Director
Marcel deGroot

2001
2000
1999

22,058
14,446
nil

nil
nil
nil

nil
nil
nil

nil
nil
nil

nil
24,000
nil

nil
nil
nil

nil
nil
nil

[1] Mr. Exner was appointed President on November 15, 1999 and resigned July, 2001.

[2] Mr. De Witt served as President from July 14, 1999 until November 15, 1999.

[3] Mr. Sedun served as President from June 23, 1997 until July 14, 1999.

[4] Mr. de Groot was appointed Director July 31, 2001

None of our executive officers have received annual salary and bonus in excess of $100,000. There were no grants of stock options during the fiscal year ended December 31, 2001.

As at December 31, 2001, we have outstanding 419,000 stock options granted to employees and consultants, pursuant to our stock option plan.

We have no formal plan for compensating our directors for their service in their capacity as directors although such directors have received from time to time and are expected to receive in the future options to purchase common shares as awarded by the Board of Directors or (as to future options) a Compensation Committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on our behalf, other than services ordinarily required of a director. Other than as indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

There are no management agreements with any of our directors or executive officers, other than those referred to herein.

Other than as discussed above, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Other than the management agreements and advisory agreements discussed herein, we have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options have been and may be granted at the discretion of the Board of Directors or a committee thereof.

LONG-TERM INCENTIVE PLANS -- AWARDS IN MOST RECENTLY COMPLETED FISCAL YEAR

We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any Executive Officers during our most recently completed fiscal year. A "Long-Term Incentive Plan" is a plan under which awards are made based on performance over a period longer than one fiscal year, other than a plan for options, SARs (Stock Appreciation Rights) or restricted share compensation.

AGGREGATED OPTIONS AND STOCK APPRECIATION RIGHTS EXERCISED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No incentive stock options or stock appreciation rights were exercised during the last fiscal year by any of our named executive officers. No stock appreciation rights were held by any of our named executive officers as at the and of our most recently completed fiscal year.

COMPENSATION OF DIRECTORS

As previously noted, we have no standard arrangement to compensate directors for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the Canadian Venture Stock Exchange. During the last fiscal year, we did not grant any stock options to our directors. During the fiscal year ended December 31, 2000, we granted a total of 300,000 incentive stock options to our directors of which 100,000 expired during to 2001.

All of the existing stock options are non-transferable and terminate on the earlier of the expiration date or the 30th day after the date on which the director, officer or employee, as the case may be, terminates his position with us. If a director is forced to resign or is removed by special resolution, or if a senior officer or other employee is fired for cause, his options expire on the day of removal or firing.

The outstanding options will be adjusted if we consolidate, subdivide or similarly change our share capital.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We have no committee that performs the function of a compensation committee. None of our officers or directors serve on a committee making compensation decisions of any other entity. directors generally participate in compensation-related matters.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN RELATED BENEFICAL OWNERS AND MANAGEMENT

We entered into the Asset Purchase Agreement with High Tech Venture Capital Inc., which was consummated on November 15, 1999, pursuant to which we acquired all rights in and to High Tech Venture Capital Inc.'s business of developing an Internet portal website and creating channels to provide streaming media content under the name "Worldwide Broadcast Network". Concurrent to the acquisition, a name change (to our current name) and a two-for-one share consolidation were made effective, such that for every two shares of capital stock previously held by a shareholder, the shareholder received one share of capital stock after consolidation. Under the Asset Purchase Agreement, we paid to High Tech Venture Capital Inc. the sum of Cdn$70,000.00 and issued to it 3,000,000 post-consolidated common shares.

As at December 31, 2001, we had 12,314,054 common shares issued and outstanding. We have no other classes of voting securities.

To the knowledge of our management, as at December 31, 2001 no person beneficially owns more than five percent of any class of our voting securities other than as set forth below. The following table shows the total amount of any class of our voting securities owned by each of our executive officers and directors and by our executive officers and directors, as a group, as at December 31, 2001, and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

The shares indicated as being beneficially owned by Gregg J. Sedun include 1,069,195 shares held by 513815 BC Ltd., a private company controlled by Mr. Sedun. Each of Mr. Sedun and Mr. De Witt also hold stock options to purchase up to 197,500 of our common shares and 75,000 share purchase warrants which are not reflected in the table.

The shares indicated as being beneficially owned by Kirk Exner include 1,500,000 shares held by High Tech Venture Capital Inc., a company which is controlled by Mr. Exner.

Name and Address of Beneficial Owner

Amount and Nature of Beneficial Ownership

Percentage of Class

 Sedun De Witt Capital Corp.
2200-885 West Georgia Street
Vancouver, BC Canada

2,260,000

18.35%

Gregg J. Sedun
2200-885 West Georgia Street
Vancouver, BC, Canada

2,171,968

17.64%

Kirk E. Exner
210-1122 Mainland Street
Vancouver, BC, Canada

1,500,000

12.18%

Marcel de Groot
2200-885 West Georgia Street
Vancouver, BC, Canada

4,200

.03%

David De Witt
2200-885 West Georgia Street
Vancouver, BC, Canada

862,774

7.0%

Beneficial Owners as a Group

6,798,942

55.21%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

Commencing December 1, 1997, we entered into a Management Advisory Agreement with Sedun De Witt Capital Corp, a company owned and controlled by Alison Sedun and Marianne De Witt (each as to 50%). Alison Sedun and Marianne De Witt are married to, respectively, Gregg Sedun and David De Witt, both of whom serve on our board of directors and are directors of Sedun De Witt Capital Corp. In consideration of the services provided, Sedun De Witt Capital Corp. was paid Cdn$5,000.00 per month.

Total Payments made and balances accrued to Sedun De Witt Capital Corp. pursuant to the Management Advisory Agreement are as follows:

2001

Cdn$ 120,000

1999

Cdn$ 47,500

1998

Cdn$ 60,000

1997

Cdn$ 5,000

TOTAL

Cdn$ 347,500

The Management Advisory Agreement was terminated on November 15, 1999 at which time a new corporate advisory agreement took effect pursuant to the above-noted Asset Purchase Agreement.

Under the terms of the Asset Purchase Agreement, we entered into a corporate advisory agreement with Sedun De Witt Capital Corp. pursuant to which we were required to pay Cdn$10,000.00 per month for a term of 12 months, in consideration for which Sedun De Witt Capital Corp. provided us with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of us. Sedun De Witt Capital Corp. agreed to reduce its monthly fee to Cdn$5,000.00 per month up to January 31, 2000. Since January 31, 2000 we have paid or accrued to Sedun De Witt Capital Corp. the sum of Cdn$10,000.00 per month pursuant to the terms of our agreement with them.

As we were required to enter into the corporate advisory agreement with Sedun De Witt Capital Corp. pursuant to the terms of the Asset Purchase Agreement, we did not approach any disinterested third parties with the view to soliciting competing bids for their services. As a result, the transaction may or may not be subject to terms no less favorable to us than those that we could have obtained from disinterested third parties.

In light of the assistance that we had received previously from Sedun De Witt Capital Corp. pursuant to the previous Management Advisory Agreement, we believed that continuing to retain Sedun De Witt Capital Corp. for the provision of corporate advisory services was in our best interests. The corporate advisory agreement was for a one-year term which expired on November 15, 2000, but has been extended on a month to month basis.

As at April 12, 2002, we have received loans for working capital totalling Cdn $321,450 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by an interest bearing promissory notes at a rate of 1.25% monthly executed by us in favour of Sedun De Witt Capital Corp. and payable on demand.

ITEM 13. INDEXT TO EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended December 31, 2001.

Exhibits

Documents are incorporated herein by reference from the Registrant's Registration Statement and all amendments thereto, which were filed with the Securities and Exchange Commission and all exhibits thereto.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 12, 2002.

wwbroadcast.net inc.
(Registrant)

BY:

/s/ David De Witt
David De Witt, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES

/s/ Marcel de Groot
Marcel de Groot

/s/ David E. De Witt
David E. De Witt

TITLE

Secretary and Director

President and Director

DATE

April 12, 2002

April 12, 2002