Form 10KSB/A
period 2001-12-31
WWBROADCAST NET INC
filed 2002-04-19
CIK 1101204

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

(signed) "KPMG LLP"
Chartered Accountants
Vancouver, Canada
April 12, 2002

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Balance Sheets

	December 31, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$ 311	$ 34,751
Amounts receivable	5,217	12,002
Prepaid expenses	--	3,450
Total current assets	5,528	50,203
Equipment (note 3)	9,290	89,003
Intangible assets (note 4)	--	155,064
Total assets	$ 14,818	$ 294,270
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$ 99,297	$ 85,317
Payables to related parties (note 6)	188,900	75,448
Notes payable to related party (note 6(b))	200,240	140,196
Total current liabilities	488,437	300,961
Stockholders' deficiency:
Common stock, no par value, authorized 100,000,000 shares; issued 12,314,054 at December 31, 2001 and December 31, 2000 (note 5)	4,004,956	4,004,956
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(2,849,990)	(2,849,990)
Deficit accumulated during the development stage (note 1)	(1,812,403)	(1,326,143)
Accumulated other comprehensive income: Cumulative translation adjustment	1,072	(18,260)
	(473,619)	(6,691)
Total liabilities and stockholders' deficiency	14,818	$ 294,270
Subsequent events (notes 6(b) and 9)
The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

"Marcel de Groot" Marcel de Groot, Director	"David De Witt" David De Witt, Director

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Statements of Operations

	Year ended December 31,		Period from July 1/99 (inception of new business) to Dec. 31, 2001
	2001	2000
Advertising revenue	$--	$5,113	$5,113
Operating expenses:
Depreciation and amortization	65,903	129,006	236,092
Consulting fees	24,198	197,468	289,002
Marketing	3,132	167,508	174,746
Filing fees	4,932	9,635	24,864
Investor and media relations	--	15,126	15,126
Management fees to related parties (note 6)	85,449	134,122	260,027
General and administrative	14,215	49,017	74,637
Professional fees	50,781	134,462	266,120
Rent	33,578	48,015	81,593
Wages and benefits	58,235	173,353	231,588
Loss on disposal of equipment	46,183	--	46,183
Write-down of intangible assets	99,654	--	99,654
	486,260	1,057,712	1,799,633
Loss from operations	(486,260)	(1,052,599)	(1,794,520)
Interest income (expense), net	--	1,382	(1,198)
Net loss for the period	$(486,260)	$(1,051,217)	$(1,795,718)
Loss per common share, basic and diluted	$(0.04)	$(0.09)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	11,244,859	11,098,438	10,462,436
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

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Statements of Cash Flows

		Year ended December 31,	Period from July 1, 1999 (inception of new business) to Dec. 31, 2001
	2001	2000
Cash flow from operating activities:
Net loss	$(486,260)	$(1,051,217)	$(1,795,718)
Items not affecting cash:
Depreciation and amortization	65,903	129,006	236,092
Write-off of intangible assets	99,654	--	99,654
Loss on disposal of equipment	46,183	--	46,183
Consultant stock option compensation	--	80,746	80,746
Issuance of Common Shares for services	--	6,500	6,500
Changes in operating assets and liabilities:
Amounts receivable	6,785	1,675	(3,867)
Prepaid expenses	3,450	14	--
Accounts payable and accrued liabilities	13,980	(6,922)	96,558
Net cash used in operating activities	(250,305)	(840,198)	(1,233,852)
Cash flow from investing activities:
Purchase of equipment	--	(76,161)	(109,901)
Proceeds on disposal of equipment	14,487	--	14,487
Purchase of intangible assets	--	--	(117,407)
Net cash used in investing activities	14,487	(76,161)	(212,821)
Cash flow from financing activities:
Proceeds from the issuance of common shares	--	552,975	561,307
Notes payable to related parties	60,044	140,196	200,240
Payable to Related Parties	113,452	75,448	188,900
Subscriptions received in advance of issuance of shares	--	--	221,753
Net cash provided by financing activities	173,496	768,619	1,172,200

Increase (decrease) in cash and cash equivalents	(62,322)	(147,740)	(274,473)
Effect of exchange rate changes on foreign currency denominated cash balances	27,882	(24,025)	5,371
Cash and cash equivalents, beginning of period	34,751	206,516	269,413
Cash and cash equivalents, end of period	$311	$34,751	$311
Supplemental disclosure:
Interest paid (received) net	$--	$--	$3,961
Income taxes	--	--	--
Non-cash transactions:
Issuance of common stock for services	--	6,500	6,500
Issuance of common stock for assets	--	--	203,633
Shares issued on conversion of subscriptions received	--	221,753	221,753
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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Sedun De Witt Capital Corp. 2200-885 West Georgia Street Vancouver, BC Canada	2,260,000	18.35%
Gregg J. Sedun 2200-885 West Georgia Street Vancouver, BC, Canada	2,171,968	17.64%
Kirk E. Exner 210-1122 Mainland Street Vancouver, BC, Canada	1,500,000	12.18%
Marcel de Groot 2200-885 West Georgia Street Vancouver, BC, Canada	4,200.03%
David De Witt 2200-885 West Georgia Street Vancouver, BC, Canada	862,774	7.0%
Beneficial Owners as a Group	6,798,942	55.21%

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