Form 10QSB
period 2002-03-31
WWBROADCAST NET INC
filed 2002-05-17
CIK 1101204

========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

(604) 687-9931
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002: 12,314,054

=========================================================================

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

wwbroadcast.net inc.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

March 31, 2002
(Unaudited)
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Stockholders' Equity (Deficiency)	F-3a - F-3b
Statements of Cash Flows	F-4
Notes To Financial Statements	F-5 - F-10

wwbroadcast.net inc.
(a development stage company)
Balance Sheets
(Expressed in United States dollars)

	March 31, 2002 (unaudited)	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$71	$311
Goods & Services Tax Receivable	7,741	5,217
Total current assets	7,812	5,528
Equipment	7,094	9,290
Total assets	$14,906	$14,818
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$104,655	$99,297
Payables to related parties (note 4)	233,654	188,900
Notes payable to related party (note 4)	201,654	200,240
Total current liabilities	539,963	488,437
Stockholders' deficiency:
Common stock, no par value, authorized 100,000,000 shares; issued 12,314,054 at March 31, 2002 and December 31, 2001 (note 3)	4,004,956	4,004,956
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	284,999	(2,849,990)
Deficit accumulated during the development stage (note 1)	186,513	(1,812,403)
Accumulated other comprehensive income: Cumulative translation adjustment	2,369	1,072
	(525,057)	(473,619)
Total liabilities and stockholders' deficiency	$14,906	$14,818
Subsequent events (notes 6)

The accompanying notes are an integral part of these financial statements.

Approved on behalf of the Board:
"Marcel de Groot" Marcel de Groot, Director	"David De Witt" David De Witt, Director

wwbroadcast.net inc.
(a development stage company)
Statement of Operations
(Unaudited)

(Expressed in United States dollars)
(Unaudited - Prepared by Management)

	Three month period ended March 31,		Period from July 1/99 (inception of new business) to Mar. 31, 2002
	2002	2001

Advertising revenue	$-	$-	$5,113
Operating expenses:
Depreciation and amortization	2,173	35,941	254,950
Consulting fees	5,897	8,058	294,899
Marketing	--	2,053	174,746
Filing fees	2,071	901	26,935
Investor and media relations	--	--	15,126
Management fees to related parties (note 4)	18,821	26,508	278,848
General and administrative	326	4,514	74,964
Professional fees	8,527	17,811	274,647
Rent	4,748	13,563	86,341
Wages and benefits	--	40,657	231,588
Loss on disposal of equipment	--	--	46,183
Write-down of intangible assets	--	--	99,654
	(42,563)	(149,706)	(1,858,881)
Loss from operations	(42,563)	(149,706)	(1,853,768)
Interest expense, net	(10,172)	--	(11,370)
Net loss for the period	$(52,735)	$(149,706)	$(1,865,138)
Loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.18)
Weighted average number of common shares outstanding, basic and diluted	11,244,859	11,244,859	10,532,573

The accompanying notes are an integral part of these financial statements.

wwbroadcast.net inc.
(a development stage company)
Statements of Stockholders' Equity (Deficiency)
(Unaudited)
	Common Shares		Additional Paid-in	Deficit accumulated Prior to Development
	Shares	Amount	Capital	Stage
				note (1)
Balance, December 31, 1998	6,959,054	$2,845,343	$-	$(2,823,291)

Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $0.29 per share)	1,000,000	267,415	-	-
Loss for the period	-	-	-	(26,699)
Balance, July 1, 1999 (inception of new business)	7,959,054	3,112,758	-	(2,849,990)
Issuance of common stock on exercise of stock options by employees (August 30, 1999 $0.20 per share)	5,000	1,003	-	-
Issuance of common stock for intangible assets to non-employees (November 15, 1999 - $0.03 per share)	3,000,000	101,633	102,000	-
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $0.55 per share)	15,000	8,334	-	-
Loss for the period	-	-	-	-
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 1999	10,979,054	3,223,728	102,000	(2,849,990)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $0.56 per share)	10,000	5,644	-	-
Issuance of common stock on private placement to non-employees (January 25, 2000 - $0.50 per share)	752,000	376,000	-	-
Issuance of common stock on private placement to employees (January 25, 2000 - $0.50 per share)	318,000	159,000	-	-
Issuance of common stock on exercise of options by employees (February 7, 2000 - $0.43 per share)	10,000	4,542	-	-
Issuance of common stock on exercise of options by employees (March 15, 2000 - $0.43 per share)	10,000	4,542	-	-
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $1.00 per share)	225,000	225,000	-	-
Issuance of common stock for services by non-employees (June 21, 2000 - $0.65 per share)	10,000	6,500	-	-
Consultant stock option compensation expense		-	80,746	-
Loss for the period	-	-		-
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 2000	12,314,054	4,004,956	182,746	(2,849,990)
Loss for the period	-	-	-	-
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 2001	12,314,054	$4,004,956	$182,746	$(2,849,990)
Loss for the period	-	-	-	-
Adjustment to cumulative translation account	-	-	-	-
Balance, March 31, 2002	12,314,054	$4,004,956	$182,746	$(2,849,990)

The accompanying notes are an integral part of these financial statements.

F-3a

wwbroadcast.net inc.
(a development stage company)
Statements of Stockholders' Equity (Deficiency)
(Unaudited)
	Deficit Accumulated During Development	Cumulative Translation	Total Stockholders'	Comprehensive Income
	Stage	Adjustment	Deficiency	(loss)
	note (1)
Balance, December 31, 1998	$-	$-	$22,052
		-
Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $0.29 per share)	-	-	267,415
Loss for the period	-	-	(26,699)	$(26,699)
Balance, July 1, 1999 (inception of new business)	-	-	262,768	$(26,699)
Issuance of common stock on exercise of stock options by employees(August 30, 1999 $0.20 per share)	-	-	1,003
Issuance of common stock for intangible assets to non-employees (November 15, 1999 - $0.03 per share)	-	-	203,633
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $0.55 per share)	-	-	8,334
Loss for the period	(274,926)	-	(274,926)	$(274,926)
Adjustment to cumulative translation account	-	5,765	5,765	$5,765
Balance, December 31, 1999	(274,926)	5,765	206,577	$(295,860)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $0.56 per share)	-	-	5,644
Issuance of common stock on private placement to non-employees (January 25, 2000 - $0.50 per share)	-	-	376,000
Issuance of common stock on private placement to employees (January 25, 2000 - $0.50 per share)	-	-	159,000
Issuance of common stock on exercise of options by employees (February 7, 2000 - $0.43 per share)	-	-	4,542
Issuance of common stock on exercise of options by employees (March 15, 2000 - $0.43 per share)	-	-	4,542
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $1.00 per share)	-	-	225,000
Issuance of common stock for services by non-employees (June 21, 2000 - $0.65 per share)	-	-	6,500
Consultant stock option compensation expense	-	-	80,746
Loss for the period	(1,051,217)	-	(1,051,217)	$(1,051,217)
Adjustment to cumulative translation account	-	(24,025)	(24,025)	$(24,025)
Balance, December 31, 2000	(1,326,143)	(18,260)	(6,691)	$(1,075,242)
Loss for the period	(486,260)	-	(486,260)	(486,260)
Adjustment to cumulative translation account	-	19,332	19,332	19,332
Balance, December 31, 2001	$(1,812,403)	$1,072	$(473,619)	$(466,928)
Loss for the period	(52,735)	-	(52,735)	(52,735)
Adjustment to cumulative translation account	-	1,297	1,297	1,297
Balance, March 31, 2002	$(1,865,138)	$2,369	$(525,057)	$(51,438)

The accompanying notes are an integral part of these financial statements.

F-3b

wwbroadcast.net inc.
(a development stage company)
Statements of Cash Flows
(Unaudited)
	Three month period ended March 31,		Period from July 1, 1999 (inception of new business) to Mar. 31,
	2002	2001	2002
Cash flow from operating activities:
Net loss	$(52,735)	$(149,706)	$(1,865,138)
Items not affecting cash:
Depreciation and amortization	2,173	35,941	254,950
Write-off of intangible assets	--	--	99,654
Loss on disposal of equipment	--	--	46,183
Consultant stock option compensation	--	--	80,746
Issuance of Common Shares for services	--	--	6,500
Changes in operating assets and liabilities:
Amounts receivable	(2,523)	1,843	(6,390)
Prepaid expenses	--	173	--
Accounts payable and accrued liabilities	5,358	(1,353)	101,916
Net cash used in operating activities	(47,727)	(113,102)	(1,281,579)
Cash flow from investing activities:
Purchase/Disposal of equipment	--	12,360	(109,901)
Proceeds on disposal of equipment	--	--	14,487
Purchase of intangible assets	--	--	(117,407)
Net cash provided by (used in) investing activities	--	12,360	(212,821)
Cash flow from financing activities:
Proceeds from the issuance of common shares	--	--	783,060
Notes payable to related parties	1,414	40,562	201,654
Payable to Related Parties	44,754	27,449	233,654
Subscriptions received in advance of issuance of shares	--	--	--
Net cash provided by financing activities	46,168	68,011	1,218,368
Decrease in cash and cash equivalents	(1,559)	(32,731)	(276,032)
Effect of exchange rate changes on foreign currency denominated cash balances	1,319	9,426	6,690
Cash and cash equivalents, beginning of period	311	34,751	269,413
Cash and cash equivalents, end of period	$71	$11,446	$71
Supplemental disclosure:
Interest paid (received), net	10,172	$--	$14,133
Income taxes	--	--	--
Non-cash transactions:
Issuance of common stock for services		--	6,500
Issuance of common stock for assets		--	203,633
Shares issued on conversion of subscriptions received		--	221,753

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

At March 31, 2002, the Company does not have an operating business due to its cessation of its active business operations in July 2001. For the period from July 2001 through April 9, 2002, the Company was assessing the viability of its streaming media internet plan, while at the same time seeking to identify business opportunities. On April 9, 2002, the Company announced its intention to recommence its streaming media business and certain financing initiatives. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations. This debt or equity may not be available on reasonable terms or on any terms at all.

2. Significant accounting policies:

(a) Basis of presentation:

The unaudited balance sheets, statements of operations and stockholder's deficiency and statements of cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States. Material measurement differences to Canadian generally accepted accounting principles are quantified in note 5.

The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended March 31, 2002 are not necessarily indicative of what the results will be for the 2002 fiscal year.

wwbroadcast.net inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)

In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2002 and for the periods ended March 31, 2002 and 2001.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-QSB which includes the Company's financial statements for the fiscal period ended March 31, 2002.

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

(c) Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 1,069,195 common shares held in escrow which are released based on financial performance criteria.

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

3. Common Stock:

(a) Stock options and stock-based compensation:

At March 31, 2002, the Company's Board of Directors has granted stock options to certain consultants, employees and directors to buy an aggregate of 419,000 shares of common stock of the Company at prices ranging between $0.21 and $1.83. No stock options were granted in the three months ended March 31, 2002. Stock options are granted with an exercise price equal to the stock's market value at the date of grant. All stock options have terms of one to five years and vest over periods of zero to 18 months.

wwbroadcast.net inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)

A summary of the status of the Company's stock options at March 31, 2002 and 2001 and changes during the three month period ended on those dates is presented below:

	2002 Weighted Average		2001 Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	419,000	$0.52	1,078,000	$0.56
Granted	--	--	--	--
Exercised	--	--	--	--
Expired/cancelled	--	--	(99,000)	0.62
Outstanding, end of period	419,000	$0.52	979,000	$0.55
Options exercisable	419,000	$0.52	901,000	$0.55

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

wwbroadcast.net inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)

4. Related party transactions:

In addition to related party transactions disclosed elsewhere in these financial statements, during the three month period presented, the Company accrued management fees and rent of $ 22,992 (2001 - $30,857) to companies controlled by one or more directors or officers. The fees were paid pursuant to the following agreements:

(a) Under the terms of the Asset Purchase Agreement, the Company will pay Sedun De Witt Capital Corp Cdn $10,000 per month for a term of 12 months in consideration for which Sedun De Witt Capital Corp will provide the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company. Sedun De Witt Capital Corp agreed to reduce its monthly fee to Cdn $5,000 per month up to January 31, 2000.

(b) Total charges made by Sedun De Witt Capital Corp. pursuant to the Asset Purchase Agreement were as follows:

2001	Cdn$ 30,000
2002	Cdn$ 30,000

The Company agreed to continue the Corporate Advisory Agreement with Sedun De Witt Capital Corp. on a month-to-month basis, the terms of which are the same as those described in Note 4(a).

Notes payable to related party balance represents amounts loaned to the Company by Sedun De Witt Capital Corp. On December 1, 2001, the Company agreed to begin to pay interest of 1.25% per month on the loan. The loans are payable on demand. Subsequent to year end, an additional Cdn $5,000 was borrowed from Sedun De Witt Capital Corp. under the same terms and conditions as the previous loans.

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

wwbroadcast.net inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)

	Three Months ended March 31
	2002	2001
Loss for the period, US GAAP	$(52,735)	$(149,706)
Loss for the period, Canadian GAAP	$(52,735)	$(149,706)
Loss per share, Canadian GAAP	$(0.00)	$(0.01)

6. Subsequent events:

On April 9, 2002, the Company an nounced its proposal to consolidate its common shares on a five for one basis contingent upon the Company being satisfying TSX Venture Exchange minimum share distribution requirements and obtaining CDNX and shareholder approval. The consolidation is proposed to be effective on or about June 30, 2002.

On April 9, 2002, the Company announced the completion of its private placement offering of 4,416,667 units (on a post-consolidated basis) at a price of Cdn $0.12 per unit for a total of Cdn $530,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to subscribe for one additional common share of the Company over a two year period at a price of Cdn $0.16. The units are subject to the applicable Canadian and United States hold periods. The private placement is being carried out under Regulation S of the United States Securities Act of 1933 and is subject to receipt of approval from the TSX Venture EXchange. The units have not been registered, and are not being offered or sold, in the United States.

On April 9, 2002, the Company announced that it has reached settlement terms with all of its major creditors. The Company has agreed to a share for debt settlement for a portion of the debt, under which a total of 3,262,469 common shares will be issued to settle Cdn $391,496 of debt, on the basis of one common share for each Cdn $0.12 of debt on a post-consolidated basis

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This quarterly report contains certain forward-looking statements. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of March 31, 2002, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2002. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our Financial Statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period ended March 31, 2002, for the period ended March 31, 2001 and for the period from the inception of our new business as of July 1, 1999 to March 31, 2002 of $47,008, $149,706 and $1,842,726, respectively.

We did not earn any revenues during the 2001 fiscal year or 2002 fiscal year to-date. We ceased operations effective July 31, 2001 due to ongoing losses from operations, our inability to generate any revenue from operations, and a lack of sufficient working capital to sustain operations. Our auditors' report on our 2001 financial statements contained an explanatory paragraph that states that due to recurring losses and negative cash flows substantial doubt exists as to our ability to continue as a going concern.

During the period ended March 31, 2002, we received loans for working capital totalling Cdn $3,100 from Sedun De Witt Capital Corp. We had been spending the funds on the maintenance of our business. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us. During the year ended December 31, 2001, we reduced our operations by terminating a consultant and five employees. As we were not successful in obtaining additional financing, we further reduced operations and ceased operations, effective July 31, 2001. However, on April 9, 2002 we recommenced our streaming media business.

Our Financial Statements included in this quarterly report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Results of Operations

We have included in this quarterly report financial statements for the three months ended March 31, 2002 and 2001 and the period from July 1, 1999 (being the date of inception of our previous business) to March 31, 2002.

Period ended March 31, 2001

The Company incurred a net loss of $149,706 for the period ended March 31, 2001, resulting in a loss per share of $0.01. This loss reflects operating expenses for the period of $149,706, consisting of $8,058 in consulting fees, $35,941 in depreciation and amortization expenses, $2,053 in marketing expenses, $901 in regulatory filing fees, $13,563 in rent fees, $40,657 in wages and benefits, $17,811 in professional fees, $4,514 in general and administrative expenses, and $26,508 in management fees paid to related parties.

Period ended March 31, 2002

We incurred a net loss of $52,735 for the three month period ended March 31, 2002, resulting in a loss per share of $0.00. The loss was attributable to operating expenses of $42,563 and interest expense of $10,172.

During the period we incurred consulting fees of $5,897, $2,173 in depreciation and amortization, $4,748 in rent, $2,071 in filing fees, $18,821 in management fees, $326 in general and administrative expenses and $8,526 in professional fees.

The foregoing expenses reflect the general decrease in expenses that has resulted from the downsizing of our operations, particularly in the form of consulting, marketing, and professional fees, and wages and benefits expenses. From the date of commencement on our business on July 1, 1999 to March 31, 2002, we incurred operating expenses totalling $1,858,881 consisting of $294,899 in consulting fees, $254,950 in depreciation and amortization expenses, $15,126 in investor and media relations fees, $86,341 in rent, $231,588 in wages and benefits, $174,746 in marketing expenses, $26,935 in regulatory filing fees, $274,646 in professional fees, $74,964 in general and administrative expenses, and $278,848 in management fees paid to related parties. The consulting fees consisted primarily of fees paid to consultants to develop, activate and maintain our Website and Content Websites, and to search for and screen streaming media programming content on the Internet for inclusion in our Content Websites.

In an effort to cut costs, we reduced staffing levels during the year ended December 31, 2001 from three consultants to one, and from eight employees to zero, thereby reducing our monthly staffing costs from Cdn$65,000 to approximately Cdn$3,000 as ultimately we ceased active business operations during the period from July 31, 2001 to April 9, 2002.

Balance Sheets

Total cash and cash equivalents as at March 31, 2002 and December 31, 2001 were, respectively, $71 and $311. Working capital as at March 31, 2002 and December 31, 2001 were, respectively, $(526,430) and $(482,909).

The decrease in working capital between December 31, 2001 and March 31, 2002 was attributable to operating expenses of $42,563 and interest of $10,172. No revenue was generated during the period.

Total share capital as at March 31, 2002 and December 31, 2001 was, respectively, $4,004,956 and $4,004,956. No share capital transactions occurred during the three month period ended March 31, 2002.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue from business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding incentive stock options will be exercised.

As at March 31, 2002, we have received loans for working capital totalling Cdn$321,700 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by an interest bearing promissory note at a rate of 1.25% per month executed by us in favour of Sedun De Witt Capital Corp. and payable on demand.

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

Date this 14th day of May, 2002.

wwbroadcast.net inc.

By:	/s/ "David De Witt" David De Witt, President

By:	/s/ "Marcel de Groot" Marcel De Groot, Secretary and Principal Financial Officer