Form 10QSB
period 2002-06-30
WWBROADCAST NET INC
filed 2002-08-14
CIK 1101204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [ ] to [ ]

Commission file number 333-41516

wwbroadcast.net inc.
(Exact name of small business issuer as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0226032 (I.R.S. Employer Identification No.)

Suite 1600, 777 Dunsmuir Street,
Vancouver, British Columbia, Canada V6C 3H1
(Address of principal executive offices)

(604) 687-9931
(Issuer's telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

At July 31, 2002, the Registrant had 10,141,946 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

wwbroadcast.net inc.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

Balance Sheets
Statements of Operations
Statements of Stockholders' Equity (Deficiency)
Statements of Cash Flows
Notes To Financial Statements

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Balance Sheets
	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,401	$311
Goods and services tax receivable	5,627	5,217
Total current assets	97,028	5,285
Equipment (note 6)	5,159	9,240
Total assets	$102,187	$14,818
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$110,566	$99,297
Payables to related parties (note 4)	275,103	188,900
Notes payable to related party (note 4(d))	214,599	200,240
Total current liabilities	$600,268	$488,437
Subscriptions received in advance of share offering	98,268	--
Total liabilities
Stockholders' deficiency	698,536	488,437
Common stock, no par value, authorized 20,000,000 shares; issued 2,462,811 at June 30, 2002 and December 31, 2001 (note 3)	4,004,956	4,004,956
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(2,849,990)	(2,849,990)
Deficit accumulated during the development stage note 1)	(1,910,467)	(1,812,403)
Accumulated other comprehensive income: Cumulative translation adjustment	(23,594)	1,072
	(596,349)	(473,619)
Total liabilities and stockholders' deficiency	$102,187	$14,818
Subsequent event (note 6)

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:
/s/ Marcel de Groot Marcel de Groot, Director	/s/ David De Witt David De Witt, Director

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Statements of Operations
	Three month period ended June 30,		Six month period ended June 30,		Period from July 1/99 (inception of new business) to
	2002	2001	2002	2001	June 30/02

Advertising revenue	--	$--	$--	$--	$5,113
Operating expenses:
Depreciation and amortization	2,230	$26,047	$4,403	$61,988	$257,180
Consulting fees	6,153	5,668	12,050	13,726	301,052
Marketing	--	34	--	2,087	174,746
Filing fees	4,496	2,127	6,567	3,028	31,431
Investor and media relations	--	--	--	--	15,126
Management fees to related parties (note 4)	19,313	20,600	38,134	47,108	298,161
General and administrative	2,545	941	2,738	5,155	77,375
Professional fees	6,304	10,085	14,831	27,896	280,951
Rent	4,288	11,649	9,036	25,212	90,629
Wages and benefits	--	16,636	--	57,293	231,588
Loss on Disposal of Equipment	--	46,777	--	46,777	46,183
Write-down of Intangible Assets	--	100,523	--	100,523	99,654
	45,329	241,087	87,759	390,793	(1,904,077)
Loss from operations	(45,329)	(241,087)	(87,759)	(390,793)	(1,898,964)
Interest income (expense), net	--	--	(10,305)	--	(11,503)
Net loss for the period	(45,329)	$(241,087)	$(98,064)	$(390,793)	$(1,910,467)
Loss per common share, basic and diluted	(0.02)	$(0.11)	$(0.04)	$(0.17)	$(0.90)
Weighted average number of common shares outstanding, basic and diluted	2,248,972	2,248,972	2,248,972	2,248,972	2,118,354

The accompanying notes are an integral part of these financial statements

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Statements of Stockholders' Equity

	Common Shares		Additional Paid-in	Deficit accumulated Prior to Development	Deficit accumulated during Development	Cumulative Translation	Total Stockholders'	Comprehensive Income
	Shares	Amount	Capital	Stage	Stage	Adjustment	Deficiency	(loss)
				note (1)	note (1)

Balance, December 31, 1998	1,391,811	$2,845,343	$-	$(2,823,291)	$-	$-	$22,052
						-
Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $0.29 per share)	200,000	267,415	-	-	-	-	267,415
Loss for the period	-	-	-	(26,699)	-	-	(26,699)	$(26,699)
Balance, July 1, 1999 (inception of new business)	1,591,811	3,112,758	-	(2,849,990)	-	-	262,768	$(26,699)
Issuance of common stock on exercise of stock options by employees(August 30, 1999 $0.20 per share)	1,000	1,003	-	-	-	-	1,003
Issuance of common stock for intangible assets to non-employees (November 15, 1999 - $0.03 per share)	600,000	101,633	102,000	-	-	-	203,633
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $0.55 per share)	3,000	8,334	-	-	-	-	8,334
Loss for the period	-	-	-	-	(274,926)	-	(274,926)	$(274,926)
Adjustment to cumulative translation account	-	-	-	-	-	5,765	5,765	$5,765
Balance, December 31, 1999	2,195,811	3,223,728	102,000	(2,849,990)	(274,926)	5,765	206,577	$(295,860)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $0.56 per share)	2,000	5,644	-	-	-	-	5,644
Issuance of common stock on private placement to non-employees (January 25, 2000 - $0.50 per share)	150,400	376,000	-	-	-	-	376,000
Issuance of common stock on private placement to employees (January 25, 2000 - $0.50 per share)	63,600	159,000	-	-	-	-	159,000
Issuance of common stock on exercise of options by employees (February 7, 2000 - $0.43 per share)	2,000	4,542	-	-	-	-	4,542
Issuance of common stock on exercise of options by employees (March 15, 2000 - $0.43 per share)	2,000	4,542	-	-	-	-	4,542
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $1.00 per share)	45,000	225,000	-	-	-	-	225,000
Issuance of common stock for services by non-employees (June 21, 2000 - $0.65 per share)	2,000	6,500	-	-	-	-	6,500
Consultant stock option compensation expense		-	80,746	-	-	-	80,746
Loss for the period	-	-		-	(1,051,217)	-	(1,051,217)	$(1,051,217)
Adjustment to cumulative translation account	-	-	-	-	-	(24,025)	(24,025)	$(24,025)
Balance, December 31, 2000	2,462,811	4,004,956	182,746	(2,849,990)	(1,326,143)	(18,260)	(6,691)	$(1,075,242)
Loss for the period	-	-	-	-	(486,260)	-	(486,260)	(486,260)
Adjustment to cumulative translation account	-	-	-	-	-	19,332	19,332	19,332
Balance, December 31, 2001	2,462,811	$4,004,956	$182,746	$(2,849,990)	$(1,812,403)	$1,072	$(473,619)	$(466,928)
Loss for the period	-	-	-	-	(98,064)	--	(98,064)	(98,064)
Adjustment to cumulative translation account	-	-	-	-	-	(24,666)	(24,666)	(24,666)
Balance, June 30, 2002	2,462,811	$4,004,956	$182,746	$(2,849,990)	$(1,910,467)	(23,594)	(596,349)	(122,730)

See accompanying notes to financial statements.

wwbroadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Statements of Cash Flows
	Three month period ended June 30,		Six month period ended June 30,		Period from July 1, 1999 (inception of new business) to
	2002	2001	2002	2001	June 30, 2002
Cash flow from operating activities:
Net loss for the period	$(45,329)	$(241,087)	$(98,064)	$(390,793)	$(1,910,467)
Items not affecting cash:
Depreciation and amortization	2,230	26,047	4,403	61,988	257,180
Loss on disposal of equipment	--	46,777	--	46,777	46,183
Write-down of Intangible Assets	--	100,523	--	100,523	99,654
Consultant stock option compensation	--	--	--	--	80,746
Issuance of Common Shares for services	--	--	--	--	6,500
Changes in operating assets and liabilities:
Amounts receivable	2,113	(1,355)	(410)	488	(4,277)
Prepaid expenses	--	3,277	--	3,450	--
Accounts payable and accrued liabilities	5,911	(895)	11,269	(2,248)	107,827
Net cash used in operating activities	(35,076)	(66,713)	(82,802)	(179,815)	(1,316,655)
Cash flow from investing activities:
Purchase of equipment	--	--	--	--	(109,901)
Proceeds on disposal of equipment	--	14,489	--	14,489	14,487)
Purchase of intangible assets	--	--	--	--	(117,407)
Net cash used in investing activities	--	14,489	--	14,489	(212,821)
Cash flow from financing activities:
Proceeds from the issuance of common shares	--	--	--	--	783,060
Notes payable to related parties	12,945	27,363	14,359	67,925	214,599
Payable to Related Parties	41,449	31,458	86,203	58,907	275,103
Subscriptions received in advance of issuance of shares	98,268	--	98,268	--	98,268
Consultant stock option compensation		--	--	--	--
Net cash provided by financing activities	152,662	58,821	198,830	126,832	1,371,030
Increase (decrease) in cash and cash equivalents	117,587	6,597	116,028	(38,494)	(158,445)
Effect of exchange rate changes on foreign currency denominated cash balances	(26,257)	(15,001)	(24,938)	6,785	(19,567)
Cash and cash equivalents, beginning of period	71	11,446	311	34,751	(269,413)
Cash and cash equivalents, end of period	$91,401	$3,042	$91,401	$3,042	$91,401
Supplemental disclosure:
Interest paid (received) net	$--	$--	$10,172	$--	$14,133
Income taxes	--	--	--	--	--
Non-cash transactions:
Issuance of common stock for services	--	--	--	--	6,500
Issuance of common stock for assets	--	--	--	--	203,633

The accompanying notes are an integral part of these financial statements.

wwbroadcast.net inc.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Six month period ended June 30, 2002 and 2001
Period from July 1, 1999 (inception of new business) to June 30, 2002

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

For the period from July 2001 through April 9, 2002, the Company was assessing the viability of its streaming media internet plan, while at the same time seeking to identify business opportunities. On April 9, 2002, the Company announced its intention to recommence its streaming media business and certain financing initiatives. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations. This debt or equity may not be available on reasonable terms or on any terms at all

2. Significant accounting policies:

(a) Basis of presentation:

The unaudited balance sheets, statements of operations and stockholder's deficiency and statements of cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States. Material measurement differences to Canadian generally accepted accounting principles are quantified in note 5.

The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended June 30, 2002 are not necessarily indicative of what the results will be for the 2002 fiscal year.

In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2002 and for the periods ended June 30, 2002 and 2001.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-QSB which includes the Company's financial statements for the fiscal period ended June 30, 2002.

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

(c) Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares held in escrow which are released based on financial performance criteria.

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

3. Common Stock:

(a) Stock options and stock-based compensation:

At June 30, 2002, the Company's Board of Directors has granted stock options to certain consultants, employees and directors to buy an aggregate of 44,800 shares of common stock of the Company at prices ranging between $3.10 and $9.15. No stock options were granted in the six months ended June 30, 2002. Stock options are granted with an exercise price equal to the stock's market value at the date of grant. All stock options have terms of one to five years and vest over periods of zero to 18 months.

A summary of the status of the Company's stock options at June 30, 2002 and 2001 and changes during the six month period ended on those dates is presented below:

	2002 Weighted Average		2001 Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	83,800	$2.60	215,600	$2.80
Granted	--	--	--	--
Exercised	--	--	--	--
Expired/cancelled	(39,000)	$1.05	(25,800)	3.40
Outstanding, end of period	44,800	$3.25	189,900	$2.75
Options exercisable	44,800	$3.25	183,400	$2.75

(b) Share rescission offer:

In connection with the Company=s redomiciliation in 1999, the Company was required to make an offer to repurchase common shares held by U.S. shareholders, who were shareholders as at July 14, 1999, for cash consideration of Cdn $3.30 per share. It was estimated that this repurchase offer would relate to 100 common shares. The Company made the recission offer to U.S. shareholders on May 18, 2001. The offer was open for 30 days and expired June 18, 2001. The Company was contacted by the U.S. shareholder who held 100 shares at July 14, 1999. It was determined that the U.S. shareholder had disposed of their shares at a value greater than the Cdn$3.30 per share offering price. With respect to the Company=s non-U.S. shareholders, if such shareholders were to successfully sue the Company for violating U.S. securities laws in connection with the redomicilation, then the Company may be compelled to repurchase their shares. No such claims have been made to November 13, 2001. If the non-U.S. shareholders are able to compel the Company to purchase their shares as well, and all of the U.S. shareholders accept the repurchase offer, the Company would need to pay those shareholders approximately Cdn. $3,978,025, which amounts to approximately $2,772,563, based on the rate of exchange on September 30, 1999, plus interest. This could make the Company insolvent or require it to obtain additional financing, the availability of which cannot be assured.

4. Related party transactions:

In addition to related party transactions disclosed elsewhere in these financial statements, during the six month period presented, the Company accrued management fees and rent of $59,220 (2001 - $55,778) to companies controlled by one or more directors or officers. The fees were paid pursuant to the following agreements:

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

b) Total charges made by Sedun De Witt Capital Corp. pursuant to the Asset Purchase Agreement were as follows:

2001	Cdn$ 60,000
2002	Cdn$ 60,000

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

	Six Months ended June 30
	2002	2001
Loss for the period, US GAAP	$(98,064)	$(390,793)
Loss for the period, Canadian GAAP	$(98,064)	$(390,793)
Loss per share, Canadian GAAP	$(0.04)	$(0.17)

6. Subsequent events:

Subsequent to the end of the period the Company received approval from the TSX Venture Exchange for certain restructuring events first announced on April 9, 2002. The restructuring activities included a share consolidation, a private placement, and a debt settlement with all of its major creditors.

CONSOLIDATION OF SHARES

Effective July 5, 2002, the Company consolidated its common shares on a five for one basis. As a result of the consolidation, but prior to the private placement and shares for debt settlement described below, the Company had 2,462,811 shares outstanding. The share consolidation has been given retroactive effect in these financial statements thus all balances are reflected on a post-consolidated basis.

Private Placement

On July 5, 2002 the Company has completed an offering of 4,416,667 units (on a post-consolidated basis) at a price of C$0.12 per unit for a total of C$530,000. Each unit consists of one common share and one non-transferable share purchase warrant which will entitle the holder to subscribe for one additional common share of the Company over a two year period at a price of C$0.16. The units will be subject to applicable Canadian and U.S. hold periods.

The private placement is being carried out under Regulation S of the U.S. Securities Act of 1933. The units have not been registered under the Act and were not offered or sold in the US.

The proceeds of the private placement funds will be used to settle a portion of the debts incurred by the Company over the past 18 months and for working capital purposes.

Settlement with Creditors

The Company has settled with all of its major creditors. The Company has completed a shares for debt settlement for a portion of the debt, under which a total of 3,262,468 shares (on a post-consolidated basis) were issued to settle approximately C$391,500 of debt, on the basis of one common share for each C$0.12 of debt on a post consolidated basis.

Based upon of the aforementioned reorganisation events the Company has a total of 10,141,946 common shares issued and outstanding.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This quarterly report contains certain forward-looking statements. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of June 30, 2002, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our Financial Statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period ended June 30, 2002, for the period ended June 30, 2001 and for the period from the inception of our new business as of July 1, 1999 to June 30, 2002 of $98,064, $390,793 and $1,910,467, respectively.

We did not earn any revenues during the 2001 fiscal year or 2002 fiscal year to-date. We ceased operations between July 31, 2001 and April 9, 2002 due to ongoing losses from operations, our inability to generate any revenue from operations and a lack of sufficient working capital to sustain operations. Our auditors' report on our 2001 financial statements contained an explanatory paragraph that states that due to recurring losses and negative cash flows substantial doubt exists as to our ability to continue as a going concern.

During the period ended June 30, 2002, we received loans for working capital totalling Cdn $8,150 from Sedun De Witt Capital Corp. We had been spending the funds on the maintenance of our business. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us. During the year ended December 31, 2001, we reduced our operations by terminating a consultant and five employees. As we were not successful in obtaining additional financing, we further reduced operations and ceased operations, effective July 31, 2001. However, on April 9, 2002 we announced our intentions to recommence our streaming media business.

Our Financial Statements included in this quarterly report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Results of Operations

We have included in this quarterly report financial statements for the six months ended June 30, 2002 and 2001 and the period from July 1, 1999 (being the date of inception of our previous business) to June 30, 2002.

Period ended June 30, 2001

The Company incurred a net loss of $390,793 for the six month period ended June 30, 2001, resulting in a loss per share of $0.17. This loss reflects operating expenses for the period of $390,793, consisting of $13,726 in consulting fees, $61,988 in depreciation and amortization expenses, $2,087 in marketing expenses, $3,028 in regulatory filing fees, $25,212 in rent fees, $57,293 in wages and benefits, $27,896 in professional fees, $5,155 in general and administrative expenses, and $47,108 in management fees paid to related parties.

Period ended June 30, 2002

We incurred a net loss of $98,064 for the six month period ended June 30, 2002, resulting in a loss per share of $0.04. The loss was attributable to operating expenses of $87,759 and interest expense of $10,305.

During the period we incurred consulting fees of $12,050, $4,403 in depreciation and amortization, $9,036 in rent, $6,567 in filing fees, $38,134 in management fees, $2,738 in general and administrative expenses and $14,831 in professional fees.

The foregoing expenses reflect the general decrease in expenses that has resulted from the downsizing of our operations, particularly in the form of consulting, marketing, and professional fees, and wages and benefits expenses. From the date of commencement on our business on July 1, 1999 to June 30, 2002, we incurred operating expenses totalling $1,898,964 consisting of $301,052 in consulting fees, $257,180 in depreciation and amortization expenses, $15,126 in investor and media relations fees, $90,629 in rent, $231,588 in wages and benefits, $174,746 in marketing expenses, $31,431 in regulatory filing fees, $280,951 in professional fees, $77,375 in general and administrative expenses, and $298,161 in management fees paid to related parties. The consulting fees consisted primarily of fees paid to consultants to develop, activate and maintain our Website and Content Websites, and to search for and screen streaming media programming content on the Internet for inclusion in our Content Websites.

In an effort to cut costs, we reduced staffing levels during the year ended December 31, 2001 from three consultants to one, and from eight employees to zero, thereby reducing our monthly staffing costs from Cdn$65,000 to approximately Cdn$3,000 as ultimately we ceased active business operations during the period from July 31, 2001 to April 9, 2002.

Balance Sheets

Total cash and cash equivalents as at June 30, 2002 and December 31, 2001 were, respectively, $91,401 and $311. Working capital as at June 30, 2002 and December 31, 2001 were, respectively, $(503,240) and $(483,152).

The decrease in working capital between December 31, 2001 and June 30, 2002 was attributable to operating expenses of $87,759 and interest of $10,305. No revenue was generated during the period.

Total share capital as at June 30, 2002 and December 31, 2001 was, respectively, $4,004,956 and $4,004,956. No share capital transactions occurred during the six month period ended June 30, 2002.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue from business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding incentive stock options will be exercised.

As at June 30, 2002, we have received loans for working capital totalling Cdn$326,700 from Sedun De Witt Capital Corp. These loans are unsecured and evidenced by an interest bearing promissory note at a rate of 1.25% per month executed by us in favour of Sedun De Witt Capital Corp. and payable on demand.

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

Subsequent Event

As referred to in Note 6 of our financial statements subsequent to the end of the period the Company received approval from the TSX Venture Exchange for certain restructuring events first announced on April 9, 2002. The restructuring activities included a share consolidation, a private placement, and a debt settlement with all of its major creditors.

Consolidation of Shares

Effective July 5, 2002, the Company consolidated its common shares on a five for one basis. As a result of the consolidation, but prior to the private placement and shares for debt settlement described below, the Company had 2,462,811 shares outstanding.

Private Placement

On July 5, 2002 the Company has completed an offering of 4,416,667 units (on a post-consolidated basis) at a price of C$0.12 per unit for a total of C$530,000. Each unit consists of one common share and one non-transferable share purchase warrant which will entitle the holder to subscribe for one additional common share of the Company over a two year period at a price of C$0.16. The units will be subject to applicable Canadian and U.S. hold periods.

The private placement is being carried out under Regulation S of the U.S. Securities Act of 1933. The units have not been registered under the Act and were not offered or sold in the US.

The proceeds of the private placement funds will be used to settle a portion of the debts incurred by the Company over the past 18 months and for working capital purposes.

Settlement with Creditors

The Company has settled with all of its major creditors. The Company has completed a shares for debt settlement for a portion of the debt, under which a total of 3,262,468 shares (on a post-consolidated basis) were issued to settle approximately C$391,500 of debt, on the basis of one common share for each C$0.12 of debt on a post consolidated basis.

Based upon of the aforementioned reorganization events the Company has a total of 10,141,946 common shares issued and outstanding.

PART II.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits
Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date this 14th day of August, 2002.

wwbroadcast.net inc.
By:	/s/ David De Witt David De Witt, President
By:	/s/ Marcel de Groot Marcel de Groot, Secretary and Chief Financial Officer