Form 10QSB
period 2002-09-30
WWBROADCAST NET INC
filed 2002-11-18
CIK 1101204

F wwbroadcast.net inc.

========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period:

Commission file number 333-41516

wwbroadcast.net inc.
(Exact name of small business issuer as specified in its charter)

Wyoming	98-0226032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 1600, 777 Dunsmuir Street,
Vancouver, British Columbia, Canada V6C 3H1
(Address of principal executive offices)

(604) 687-9931
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 10,141,946

========================================================================

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ww.broadcast.net inc.
(A Development Stage Enterprise)
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,649	311
Goods and services tax receivable	1,838	5,217
Total current assets	44,487	5,285
Equipment	2,782	9,240
Total assets	$47,269	14,818
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	31,181	99,297
Payables to related parties (note 4)	30,790	188,900
Notes payable to related party (note 4(c))	--	200,240
Total current liabilities	61,971	488,437
Total liabilities	61,971	488,437
Stockholders' deficiency:
Common stock, no par value, authorized 20,000,000 shares; issued 10,141,946 at September 30, 2002 and 2,462,811 December 31, 2001 (note 3)	4,608,305	4,004,956
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(2,849,990)	(2,849,990)
Deficit accumulated during the development stage note 1)	(1,934,201)	(1,812,403)
Accumulated other comprehensive income:
Cumulative translation adjustment	(21,562)	1,072
	(14,702)	(473,619)
Total liabilities and stockholders' deficiency	$47,269	$14,818

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board: /s/ Marcel de Groot Marcel de Groot, Director	/s/ David De Witt David De Witt, Director

WWBROADCAST.NET INC.
(A Development Stage Enterprise)
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Statements of Operations

	Three month period ended Sept. 30		Nine month period ended Sept. 30		Period from July 1/99 (inception of new business to Sept. 03/02
	2002	2001	2002	2001

Advertising revenue	$ --	$--	$--	$--	$5,113
Operating expenses:
Depreciation and amortization	2,219	2,119	6,621	64,108	259,399
Consulting fees	5,512	4,134	17,563	17,860	306,564
Marketing	--	--	--	2,083	174,746
Filing fees	2,793	892	9,360	3,921	34,224
Investor and media relations	--	--	--	--	15,126
Management fees to related parties (note 4)	9,661	19,416	47,795	66,525	307,822
General and administrative	803	965	3,541	6,121	78,179
Professional fees	5,345	14,765	20,176	42,661	286,296
Rent	3,848	4,272	12,884	29,485	94,477
Wages and benefits	--	1,358	--	58,651	231,588
Loss (gain) on disposal of equipment	--	(449)	--	46,504	46,183
Write-down of intangible assets	--	--	--	100,346	99,654
	(30,181)	(47,472)	(117,940)	438,265	(1,934,258)
Loss from operations	(30,181)	(47,472)	(117,940)	(438,265)	(1,929,145)
Interest income (expense), net	6,447	--	(3,858)	--	(5,056)
Net loss for the period	$(23,734)	$(47,472)	$(121,798)	$(438,265)	$(1,934,201)
Loss per common share, basic and diluted	$ (0.01)	$(0.02)	$(0.03)	$(0.19)	$(0.72)
Weighted average number of common shares outstanding, basic and diluted	9,487,847	2,248,972	4,688,446	2,248,972	2,689,536

The accompanying notes are an integral part of these financial statements.

WWBROADCAST.NET INC.
(A Development Stage Enterprise)
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Statements of Stockholders' Equity

	Common Shares		Additional Paid-in Capital	Deficit accumulated Prior to Development Stage
	Shares	Amount
				note (1)
Balance, December 31, 1998	1,391,811	$2,845,343	$ -	$ (2,823,291)
Issuance of common stock on exercise of warrants by employees (May 14, 1999 -$0.29 per share)	200,000	267,415	-	-
Loss for the period	-	-	-	(26,699)
Balance, July 1, 1999 (inception of new business)	1,591,811	3,112,758	-	(2,849,990)
Issuance of common stock on exercise of stock options by employees(August 30, 1999 $0.20 per share)	1,000	1,003	-	-
Issuance of common stock for intangible assets to non-employees (November 15, 1999 - $0.03 per share)	600,000	101,633	102,000	-
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $0.55 per share)	3,000	8,334	-	-
Loss for the period	-	-	-	-
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 1999	2,195,811	3,223,728	102,000	(2,849,990)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $0.56 per share)	2,000	5,644	-	-
Issuance of common stock on private placement to non-employees (January 25, 2000 - $0.50 per share)	150,400	376,000	-	-
Issuance of common stock on private placement to employees (January 25, 2000 - $0.50 per share)	63,600	159,000	-	-
Issuance of common stock on exercise of options by employees (February 7, 2000 - $0.43 per share)	2,000	4,542	-	-
Issuance of common stock on exercise of options by employees (March 15, 2000 - $0.43 per share)	2,000	4,542	-	-
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $1.00 per share)	45,000	225,000	-	-
Issuance of common stock for services by non-employees (June 21, 2000 - $0.65 per share)	2,000	6,500	-	-
Consultant stock option compensation expense		-	80,746	-
Loss for the period	-	-		-
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 2000	2,462,811	4,004,956	182,746	(2,849,990)
Loss for the period	-	-	-	-
Adjustment to cumulative translation account	2,462,811	4,004,956	182,746	(2,849,990)
Balance, December 31, 2001	-	-	-	-
Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	2,666,667	209,520	--	--
Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	1,750,000	137,497	--	--
Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	896,129	70,409	--	--
Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	2,366,339	185,923	--	--
Loss for the period	--	--	--	--
Adjustment to cumulative translation account	-	-	-	-
Balance, September 30, 2002	10,141,946	$4,608,305	$182,746	$(2,849,990)

See accompanying notes to financial statements.

	Deficit Accumulated During Development Stage	Cumulative Translation Adjustment	Total Stockholders' Deficiency	Comprehensive Income (loss)
	note (1)

Balance, December 31, 1998	$ -	$-	$22,052	--
Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $0.29 per share)	-	-	267,415
Loss for the period	-	-	(26,699)	$(26,699)
Balance, July 1, 1999 (inception of new business)	-	-	262,768	$(26,699)
Issuance of common stock on exercise of stock options by employees (August 30, 1999 $0.20 per share)	-	-	1,003	--
Issuance of common stock for intangible assets to non-employees (November 15, 1999 - $0.03 per share)	-	-	203,633	--
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $0.55 per share)	-	-	8,334	--
Loss for the period	(274,926)	-	(274,926)	$(274,926)
Adjustment to cumulative translation account	-	5,765	5,765	$5,765
Balance, December 31, 1999	(274,926)	5,765	206,577	$(295,860)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $0.56 per share)	-	-	5,644	--
Issuance of common stock on private placement to non-employees (January 25, 2000 - $0.50 per share)	-	-	376,000	--
Issuance of common stock on private placement to employees (January 25, 2000 - $0.50 per share)	-	-	159,000	--
Issuance of common stock on exercise of options by employees (February 7, 2000 - $0.43 per share)	-	-	4,542	--
Issuance of common stock on exercise of options by employees (March 15, 2000 - $0.43 per share)	-	-	4,542	--
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $1.00 per share)	-	-	225,000	--
Issuance of common stock for services by non-employees (June 21, 2000 - $0.65 per share)	-	-	6,500	--
Consultant stock option compensation expense	-	-	80,746	--
Loss for the period	(1,051,217)	-	(1,051,217)	$(1,051,217)
Adjustment to cumulative translation account	-	(24,025)	(24,025)	$(24,025)
Balance, December 31, 2000	(1,326,143)	(18,260)	(6,691)	$(1,075,242)
Loss for the period	(486,260)	-	(486,260)	(486,260)
Adjustment to cumulative translation account	-	19,332	19,332	19,332
Balance, December 31, 2001	(1,812,403)	1,072	(473,619)	(466,928)
Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	--	--	209,520	--
Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	--	--	137,497	--
Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	--	--	70,409	--
Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	--	--	185,923	--
Loss for the period	(121,798)		(121,798)	(121,798)
Adjustment to cumulative translation account	--	(22,634)	(22,634)	(22,634)
Balance, September 30, 2002	$ (1,934,201)	$ (21,562)	$ (14,702)	$(144,432)

WWBROADCAST.NET INC.
(A Development Stage Enterprise)
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Statements of Cash Flows

	Three months period ended Sept. 30		Nine month period ended Sept. 30		Period from July 1, 1999 (inception of new business) to Sept. 30, 2002
	2002	2001	2002	2001
Cash flow from operating activities:
Net loss for the period	$(23,734)	$(47,472)	$(121,798)	$(438,265)	$(1,934,201)
Items not affecting cash:
Depreciation and amortization	2,219	2,119	6,621	64,108	259,398
Loss (gain) on disposal of equipment	--	(449)	--	46,504	46,183
Write-down of Intangible Assets	--	--	--	100,346	99,654
Consultant stock option compensation	--	--	--	--	80,746
Issuance of Common Shares for services	--	--	--	--	6,500
Changes in operating assets and liabilities:	--
Amounts receivable	3,789	8,801	3,379	9,289	(488)
Prepaid expenses	--	--	--	3,450	--
Accounts payable and accrued liabilities	(8,976)	32,340	2,293	30,092	120,945
Net cash used in operating activities	(26,702)	(4,661)	(109,505)	(184,476)	(1,321,263)
Cash flow from investing activities:
Purchase of equipment	--	--	--	--	(109,901)
Proceeds on disposal of equipment	--	898	--	14,588	14,487
Purchase of intangible assets	--	--	--	--	(117,407)
Net cash used in investing activities	--	898	--	14,588	(212,821)
Cash flow from financing activities:
Proceeds from the issuance of common shares	(347,017)	--	347,017	--	1,130,077
Notes payable to related parties	(214,599)	(3,110)	(200,240)	59,552	--
Payable to Related Parties	(58,590)	(8,373)	27,813	55,797	194,620
Subscriptions received in advance of issuance of shares	(98,268)	--	--	--	--
Consultant stock option compensation	--	--	--	--	--
Net cash provided by (used in) financing activities	(24,240)	(11,483)	174,590	115,349	1,324,697
Increase (decrease) in cash and cash equivalents	(50,942)	(15,246)	65,086	(54,537)	(209,387)
Effect of exchange rate changes on foreign currency denominated cash balances	2,190	16,542	(22,747)	24,124	(17,377)
Cash and cash equivalents, beginning of period	91,401	3,042	311	34,751	269,413
Cash and cash equivalents, end of period	$42,649	$4,338	$42,649	$4,338	$42,649
Supplemental disclosure:
Interest paid (received) net	6,447	$--	$3,858	$--	$(5,056)
Income taxes	--	--	--	--	--
Non-cash transactions:
Issuance of common stock for services		--	--	6,500	6,500
Issuance of common stock for assets	--	--	--	--	203,633
Issuance of common stock for debt	256,332				256,332

The accompanying notes are an integral part of these financial statements.

WWBROADCAST.NET INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Nine month period ended September 30, 2002 and 2001
Period from July 1, 1999 (inception of new business) to September 30, 2002

______________________________________________________________________________________

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

The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended September 30, 2002 are not necessarily indicative of what the results will be for the 2002 fiscal year.

In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2002 and for the periods ended September 30, 2002 and 2001.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB which includes the Company's financial statements for the year ended December 31, 2001 .

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

3. Common Stock:

(a) Stock options and stock-based compensation:

At September 30, 2002, the Company had outstanding stock options to certain consultants, employees and directors to buy an aggregate of 44,800 shares of common stock of the Company at prices ranging between $3.10 and $9.15. No stock options were granted in the nine months ended September 30, 2002. Stock options are granted with an exercise price equal to the stock's market value at the date of grant. All stock options have terms of one to five years and vest over periods of zero to 18 months.

A summary of the status of the Company's stock options at September 30, 2002 and 2001 and changes during the nine month period ended on those dates is presented below:

	2002		2001
	Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	83,800	$ 2.60	215,600	2.80
Granted	--	--	--	--
Exercised	--	--	--	--
Expired/cancelled	(39,000)	$ 1.85	(131,800)	3.10
Outstanding, end of period	44,800	$ 3.25	83,800	2.60
Options exercisable	44,800	$ 3.25	83,800	2.60

(b) During the nine month period ended September 30, 2002, the Company authorized a five for one stock consolidation of the Company's common stock. All shares and per share information has been retroactively adjusted for periods presented to reflect the stock consolidation.

(c) Warrants:

On July 5, 2002 the Company completed an offering of 4,416,667 units (on a post-consolidated basis) at a price of CDN$0.12 per unit (approximately US$0.08) for a total of CDN$530,000 (US$347,017). Each unit consists of one common share and one non-transferable share purchase warrant which will entitle the holder to subscribe for one additional common share of the Company over a two year period at a price of CDN$0.16 (approximately US$0.10).

(d) Share rescission offer:

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

4. Related party transactions:

In addition to related party transactions disclosed elsewhere in these financial statements, during the nine month period presented, the Company paid management fees, consulting fees, and rent, of $78,242 95,705 (2001 - $74,134) to companies controlled by one or more directors or officers. The fees were paid pursuant to the following agreements:

(a) Under the terms of the Asset Purchase Agreement, the Company agreed to pay Sedun De Witt Capital Corp. Cdn $10,000 per month for a term of 12 months in consideration for which Sedun De Witt Capital Corp will provide the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

(b) Total charges made by Sedun De Witt Capital Corp. pursuant to the Asset Purchase Agreement were as follows:

2001	Cdn$ 90,000
2002	Cdn$ 75,000

The Company agreed to continue the Corporate Advisory Agreement with Sedun De Witt Capital Corp. on a month-to-month basis, the terms of which are the same as those described in Note 4(a). Effective August 1, 2002 the management fee was reduced to CDN$2,500 per month. (c ) Notes payable to related party balance represents amounts loaned to the Company by Sedun De Witt Capital Corp. On July 5, 2002 the note payable balance was settled through the issuance of common stock on a private placement.

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

	Nine Months ended September 30
	2002	2001
Loss for the period, US GAAP	$(121,798)	$(438,265)
Loss for the period, Canadian GAAP	$(121,798)	$(438,265)
Loss per share, Canadian GAAP	$(0.03)	$(0.19)

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

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of September 30, 2002, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our Financial Statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period ended September 30, 2002, for the period ended September 30, 2001 and for the period from the inception of our new business as of July 1, 1999 to September 30, 2002 of $(121,798), $(438,265) and $(1,934,201), respectively.

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

During the period ended September 30, 2002, we completed a private placement in the amount of $347,017. A significant portion of the funds were used to pay existing liabilities with the balance being spent on the maintenance of our business. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us. During the year ended December 31, 2001, we reduced our operations by terminating a consultant and five employees. As we were not successful in obtaining additional financing, we further reduced operations and ceased operations, effective July 31, 2001.However, on April 9, 2002 we announced our intentions to recommence our streaming media business.

Our Financial Statements included in this quarterly report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

PLAN OF OPERATION

To date we have not generated any significant revenues from our streaming media business. We do not anticipate earning revenues from operations in 2002 as we do not anticipate charging advertising or membership fees during the year. As a result, we have incurred net losses from operations from the inception of our new business as of July 1, 1999 to December 31, 2002 of $1,812,403 and for the period ended September 30, 2002 of $121,798 and we anticipate that we will continue to experience losses from operations during the foreseeable future.

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

Results of Operations

We have included in this quarterly report financial statements for the nine months ended September 30, 2002 and 2001 and the period from July 1, 1999 (being the date of inception of our previous business) to September 30, 2002.

Period ended September 30, 2001

The Company incurred a net loss of $ (438,265) for the nine month period ended September 30, 2001, resulting in a loss per share of $0.19. This loss reflects operating expenses for the period of $(438,265), consisting of $ 17,860 in consulting fees, $ 64,108 in depreciation and amortization expenses, $ 2,083 in marketing expenses, $ 3,921 in regulatory filing fees, $ 29,485 in rent fees, $ 58,651in wages and benefits, $ 42,661 in professional fees, $ 6,121 in general and administrative expenses, and $ 66,525 in management fees paid to related parties.

Period ended September 30, 2002

We incurred a net loss of $121,798 for the nine month period ended September 30, 2002, resulting in a loss per share of $0.03. The loss was attributable to operating expenses of $ 117,940 and interest expense of $ 3,858.

During the period we incurred consulting fees of $ 17,563, $ 6,621 in depreciation and amortization, $ 12,884 in rent, $ 9,360 in filing fees, $ 47,795 in management fees, $ 3,541 in general and administrative expenses and $ 20,176 in professional fees.

The foregoing expenses reflect the general decrease in expenses that has resulted from the downsizing of our operations, particularly in the form of consulting, marketing, and professional fees, and wages and benefits expenses. From the date of commencement on our business on July 1, 1999 to September 30, 2002, we incurred operating expenses totalling $ 1,934,258 consisting of $306,565 in consulting fees, $259,398 in depreciation and amortization expenses, $15,126 in investor and media relations fees, $94,477 in rent, $231,588 in wages and benefits, $184,106 in marketing expenses, $24,864 in regulatory filing fees, $286,296 in professional fees, $78,179 in general and administrative expenses, and $307,822 in management fees paid to related parties. The consulting fees consisted primarily of fees paid to consultants to develop, activate and maintain our Website and Content Websites, and to search for and screen streaming media programming content on the Internet for inclusion in our Content Websites.

In an effort to cut costs, we reduced staffing levels during the year ended December 31, 2001 from three consultants to one, and from eight employees to zero, thereby reducing our monthly staffing costs from Cdn$65,000 to approximately Cdn$3,000 as ultimately we ceased active business operations during the period from July 31, 2001 to April 9, 2002.

Balance Sheets

Total cash and cash equivalents as at September 30, 2002 and December 31, 2001 were, respectively, $42,649 and $311. Working capital as at September 30, 2002 and December 31, 2001 were, respectively, $(17,484) and $(483,152).

The increase in working capital between December 31, 2001 and September 30, 2002 was attributable to the completion of a private placement for $347,017. The private placement included the note payable amount the Company owed to a related parties in the amount of $209,520 as the related parties agreed to accept stock in settlement of the note payable. Interest owing on the note payable was forgiven. Creditors of the Company also agreed to settle certain amounts owing in exchange for stock. Such amount totalled $256,331. These transactions increasing the Company's working capital position were offset by operating expenses of $117,940 and interest of $3,858. No revenue was generated during the period.

Total share capital as at September 30, 2002 and December 31, 2001 was, respectively, $4,608,305 and $4,004,956. Share capital increased during the period as a result of the private placement and settlement with creditors described above.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue from business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding incentive stock options will be exercised.

During the period ended September 30, 2002 we completed the private placement and shares for liabilities settlement described above. Though the financing substantially improved our financial position, the Company is still in need of further financing.Our working capital or cash flows are not sufficient to fund ongoing operations and commitments. Our ability to settle our liabilities as they come due and to fund our commitments and ongoing operations is dependant upon our ability to obtain additional financing by way of debt, equity or other means. There can be no assurances that we can obtain such additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normals operating requirements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2002.

wwbroadcast.net inc.

By:	/s/ David E. De Witt David E. De Witt, President and Chief Executive Officer
By:	/s/ Marcel de Groot Marcel de Groot, Secretary, Treasurer, and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of wwbroadcast.net inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, David De Witt, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of November, 2002.

/s/ David De Witt David De Witt Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of wwbroadcast.net inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Marcel de Groot, Secretary, Treasurer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of November, 2002.

/s/ Marcel de Groot Marcel de Groot Chief Financial Officer

CERTIFICATION

I, David DeWitt, certify that:

1. I have reviewed this interim report on Form 10-QSB of wwbroadcast.net inc.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Dated this 14th day of November, 2002.

/s/ David De Witt David De Witt Chief Executive Officer

CERTIFICATION

I, Marcel de Groot, certify that:

1. I have reviewed this interim report on Form 10-QSB of wwbroadcast.net inc.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Dated this 14th day of November, 2002.

/s/ Marcel de Groot Marcel de Groot Chief Financial Officer