Form 10KSB
period 2002-12-31
WWBROADCAST NET INC
filed 2003-03-31
CIK 1101204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Date of Report (Date of Earliest Event Reported) March 31, 2003

wwbroadcast.net inc.
(Exact name of small business issuer as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0226032 (I.R.S. Employer Identification No.)

Suite 1600, 777 Dunsmuir Street, Vancouver, British Columbia, Canada V7Y 1K4
(Address of principal executive offices)

(604) 689-7317
(Issuer's telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

None
Securities registered pursuant to section 12(b) of the Act

None
Securities registered pursuant to section 12(g) of the Act

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   [ x ]       No   [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [     ]

State issuer's revenues for the most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the TSX Venture Exchange as at March 20, 2003: $2,231,228

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,141,946

WWBROADCAST.NET INC.
FORM 10-KSB
TABLE OF CONTENTS

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and are statements of future economic performance. Statements containing terms like "believes" "does not", "plans," "expects," "intends," "estimates," "anticipates," and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors." You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

We cannot guarantee our future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

We were incorporated under the laws of the Province of British Columbia on June 24, 1986 under the name "Belcarra Resources Ltd.". We changed our name to "Belcarra Motors Corp." on October 12, 1994, and to "Predator Ventures Ltd." on September 10, 1997. We were continued to the State of Wyoming effective July 14, 1999 and, on September 9, 1999, we filed Articles of Amendment which increased our authorized capital from 100,000,000 common shares with no par value to unlimited common shares with no par value. On November 16, 1999, we changed our name to "wwbroadcast.net inc." to reflect our streaming media business which we had commenced on July 1, 1999, when we began seeking a suitable Internet-based business for acquisition. On December 3, 1999, we were registered as an extra-provincial company under the Company Act of British Columbia. Subsequent to the end of the period, the Company acquired a mineral exploration property known as the Blue Mountain Project. The Company is now engaged in the acquisition and exploration of mining properties.

Business Development of Issuer During Last Three Years

On November 15, 1999, we acquired all rights in and to High Tech Venture Capital Inc.'s business of developing an Internet website and Content Websites to aggregate, distribute and market a selection of streaming media programming (that is, live or archived audio and video programming) via the Internet under the name "Worldwide Broadcast Network". The acquisition was effected pursuant to an Asset Purchase Agreement with High Tech Venture Capital Inc., which had been preceded by a Letter of Intent dated July 9, 1999, and which became effective on November 15, 1999. The assets that were acquired included the ownership of a number of domain names relevant to the implementation of our business model. The consideration for the acquisition was Cdn$70,000.00 and the issuance of 3,000,000 of our common shares.

Concurrent with the acquisition, we effected the name change to our current name, as well as a 2 for 1 share consolidation, such that each of our shareholders received one share of our common stock after consolidation for every two shares of common stock previously held by the shareholder.

Our former website, wwbc.net (the "Website"), became operational on March 9, 2000. The Website offered users access to various subsidiary content distribution websites (the "Content Websites"), through which users with multimedia enabled personal computers or certain other Internet-attached devices could access Internet links to various providers of streaming media programming, organized by logical categories and subcategories to facilitate searches for such programming in a convenient and user-friendly manner. During July 2002 we completed a private placement as well as a 5 for 1 share consolidation, such that each of our shareholders received one share of our common stock after consolidation for every five shares of common stock previously held by the shareholder. Subsequent to period end, we entered into an option agreement pursuant to which we have the right to acquire the Blue Mountain Project mentioned above.

We are focusing our efforts on exploration of the property for precious metal ore deposits.

Our office is located at Suite 1600, 777 Dunsmuir Street, P.O. Box 10424, Pacific Centre, Vancouver, British Columbia, Canada V7Y 1K4. The telephone number is (604) 689-7317 and the facsimile number is (604) 688-0094.

Except as otherwise indicated, all information in this registration statement has been restated to give effect to all stock consolidations of our common stock referred to below and elsewhere in this registration statement. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Business of the Company

We are engaged in the acquisition and exploration of mining properties. Subsequent to period end we entered into an option agreement granting us the right to acquire 100% of a mineral exploration property known as the Blue Mountain Project. We will focus our existing working capital on the exploration of this property as well as the review of other mineral exploration properties for potential acquisition.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in our property until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Options

We entered into an agreement dated March 20, 2003 with Nassau Ltd. ("Nassau"), a private U.S. company, to acquire its interest in a mineral exploration property located in Nevada.

The agreement with Nassau grants us a purchase option on 31 unpatented mining claims known as the Blue Mountain Project, located in Humbolt County, Nevada. In accordance with the terms of the agreement with Nassau, we, at our option, have the right to acquire a 100% interest in the Blue Mountain Project by issuing 100,000 shares of common stock and making payments totaling $1,490,000 to Nassau over a six year period.

Initially, we will issue 50,000 shares upon the exchange approving (the "Approval Date") the Blue Mountain Project as a "qualifying property." One year following the Approval Date, we will issue Nassau an additional 50,000 shares. On years two through five we will make cash payments totaling $190,000, with a final payment of $1,300,000 due on the sixth anniversary of the Approval Date.

Upon making the final payment to Nassau, we will then own 100% of the Blue Mountain Project, subject only to a retained 2% net smelter royalty ("NSR") on gold recovered from the Blue Mountain Project. We will have the right to buy down that royalty to a 1% NSR by paying Nassau the sum of $1,500,000 at any time prior to completion of the first year of production. All payments are in U.S. dollars and the transaction with Nassau is at arm's length.

The completion of the transaction is subject to a number of conditions, including but not limited to, Exchange acceptance and shareholder approval. There can be no assurance that the transaction will be completed as proposed or at all.

Location and Access

The Blue Mountain Project consists of thirty-one unpatented mining claims. The property is located in Humboldt County, Nevada approximately 20 miles west of Winnemucca. There is dirt road access to the property. Exploration work may be carried out on a year-round basis.

Property Geology

The property consists of a thick sequence of sedimentary rocks. Dikes intrude these rocks along zones. A dike is a sheet-like or tabular-shaped igneous intrusion that cuts across the pre-existing rock. The dikes are present in drill holes within the altered and mineralized zones. Small patches of younger rocks are locally preserved on the older rocks.

Previous Exploration

A history of the exploration at Blue Mountain is outlined below.

The claims located by Nassau Limited in 1982 on un-prospected ground.

Billion Mineral Co. optioned the property from Nassau in 1984. Billiton dropped its option to in 1987.

Prime Exploration optioned the property from Nassau in 1988. Prime dropped their option in early 1989.

Placer-Dome picked up the property from Nassau in 1989. Placer dropped the property in 1990.

Lac Minerals Company optioned the property in 1991. Lac dropped the property in 1993.

Blue Desert Mining, a Vancouver junior company, picked up the property in 1994 and subsequently dropped the property.

Newmont Gold acquired the property from Nassau in 2000. Newmont dropped the property in 2001.

Our Proposed Exploration Program

We must conduct exploration to determine what amounts of minerals exist on our properties and if such minerals can be economically extracted and profitably processed.

Our exploration program is designed to efficiently explore and evaluate our properties.

We do not claim to have any mineral reserves whatsoever at this time on our properties.

We have begun our exploration program and intend to proceed in the following phases:

Phase 1 began with research of the available geologic literature, personal interviews with geologists and other familiar with the property. We have begun this phase of the exploration process on our properties. We will continue to do compile available data from the previous 20 years of exploration work, performed by the aforementioned companies in order to assemble a database. We will also attempt to secure additional land claims in the surrounding areas.

Phase 1 will take about two months, and cost up to $30,000.

Phase 2 involves the processing of existing geophysical data. We will also run gravity and magnetics testing. Geologic mapping work will also be performed. The objective of Phase 2 is to determine targets for drilling.

Phase 2 will take about four months and cost up to $40,000.

Phase 3 will consist of the drilling of a depth between 2,000 to 4,000 feet. Phase 3 will only occur if suitable drill targets are identified. We may attempt to interest another company in the property before, during or after Phase 3.

Phase 3 is expected to take about four months and costs up to $80,000.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labour standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States.

Environmental Regulation

Our mining operations and exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain mining operations uneconomic.

Competition

We compete with other mining companies in connection with the acquisition of gold and other precious metals properties. There is competition for the limited number of gold acquisition opportunities, some of which is with other companies having substantially greater financial resources than we do. As a result, we may have difficulty acquiring attractive gold mining/exploration properties.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

Employees

We intend to continue to use the services of subcontractors for exploration work on our properties. Our only technical employee, at this time, is Carl Hering, Phd. Geology, a director of the Company.

RISK FACTORS

An investment in our common shares involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us or which management currently considers immaterial may also adversely affect our business. We have attempted to identify the major factors under the heading "Risk Factors" that could cause differences between actual and planned or expected results, and has included all material risk factors. If any of the following risks actually happen, the our, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common shares could decline, and shareholders could lose part or all of their investment.

Our common stock would be classified as penny stock

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

We are dependant on financing

We have no revenues. Our ability to engage in an active business depends upon our continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions would have a material adverse effect upon us. In addition, we will require funds to finance our development and marketing activities in the future.

The exploration and development of our development properties, may require substantial additional financing. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available, we may have to substantially reduce or cease operations.

There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may not be able to identify or acquire any potential business opportunities.

Management cannot be certain that our acquisition and exploration activities will be commercially successful.

Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. There can be no assurance that any gold reserves or mineralised material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have a direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, we could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on its financial condition.

We have environmental risks

Our exploration activities are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms management considers acceptable. We also compete with other mining exploration companies in the recruitment and retention of qualified technical employees. If we are unable to successfully compete for qualified employees, its exploration and development programs may be slowed down or suspended.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director, who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to obtain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

There may be challenges to our title in our mineral properties.

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce its interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration and development programs.

We have a limited operating history in the mining exploration business.

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

Our stock price is volatile

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

Effect Of Shares Eligible For Public Sale

As of December 31, 2002, there were 10,141,946 common shares issued and outstanding. As of December 31, 2002, 213,839 of these shares were held in escrow. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

The market price of our common shares could decrease as a result of the impact of the significant increase in the number of outstanding shares that may result from exercise of warrants pursuant to its 2002 issuances.

ITEM 2. DESCRIPTION OF PROPERTY

Subsequent to December 31, 2002 we entered into an option agreement to acquire a 100% interest in a mining property, containing 31 claims, located in Nevada. The property, known as the Blue Mountain Project, is located in Humboldt County, Nevada, approximately 20 miles west of Winnemucca, Nevada. The property is described in more detail in Item 1.

Our offices are located at Suite 1600, 777 Dunsmuir Street, P.O. Box 10425, Pacific Centre, Vancouver, British Columbia, Canada V7Y 1K4. We lease this office space on a month-to-month basis at a rental of approximately $2,220 per month. This facility consists of our office and administration area and houses all of our operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the TSX Venture Exchange under the symbol "brd.t."

The following table shows the high and low sale prices for our common shares for the quarters indicated.

	HIGH ($)	LOW ($)	CLOSE ($)
2002
Fourth quarter	0.09	0.04	0.09
Third quarter	0.10	0.55	0.55
Second quarter	0.10	0.35	0.10
First quarter	0.10	0.25	0.10

2001
Fourth quarter	0.30	0.05	0.10
Third quarter	0.40	0.15	0.20
Second quarter	0.65	0.25	0.25
First quarter	1.10	0.30	0.35

The sources of this information is Canada Stockwatch. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As at March 31, 2002, we have 10,141,946 shares issued and outstanding. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have over 400 beneficial shareholders.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This annual report contains certain forward-looking statements. Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, prediction, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements."

The following discussion should be read in conjunction with our historical Financial Statements and contained herein.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgements.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of December 31, 2002, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this annual report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the year ended December 31, 2002, for the year ended December 31, 2001 and for the period from the inception of our streaming media business as of July 1, 1999 to December 31, 2002 of $126,734, $486,260 and $1,939,137, respectively.

We did not earn any revenues during the 2002 fiscal year. Our auditors' report on our 2002 financial statements contained an explanatory paragraph that states that due to recurring losses and negative cash flows substantial doubt exists as to our ability to continue as a going concern.

During the year ended December 31, 2002, we completed a private placement in the amount of $347,017 and shares for debt settlement of $256,332. A significant portion of the private placement funds was used to pay existing liabilities with the balance being spent on the maintenance of the streaming media business. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us.

Subsequent to the year-end we refocused our efforts toward the mining business and optioned the right to acquire the Blue Mountain Project. Subsequent to the year-end we also in accordance with TSX Venture Exchange policy, announced the arrangement of US$200,000 financing. See Note 9 of the financial statements contained in Item 7 for further details.

Our financial statements included in this annual report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Results of Operations

We have included in this annual report financial statements for the year ended December 31, 2002 and 2001 and the period from July 1, 1999 (being the date of inception of our previous business) to December 31, 2002.

Year ended December 31, 2002

We incurred a net loss of $126,734 for the year ended December 31, 2002, resulting in a loss per share of $0.02. The loss was attributable to operating expenses of $122,876 and interest expenses of $3,858.

During the period we incurred consulting fees of $21,896 and $8,753 in depreciation and amortization, $18,619 in rent, 8,366 in filing fees, $52,572 in management fees, $5,123 in general and administrative expenses and $7,547 in professional fees. The foregoing expenses reflect the general decrease in expenses that has resulted from the downsizing of our operations, particularly in the form of consulting, marketing, and professional fees, and wages and benefits expenses.

Year ended December 31, 2001

We incurred a net loss of $486,260 for the year ended December 31, 2001, resulting in a loss per share of $0.20. This loss reflects operating expenses for the year of $486,260, consisting of $24,198 in consulting fees, $65,903 in depreciation and amortization expenses, $3,132 in marketing expenses, $4,932 in regulatory filing fees, $33,578 in rent fees, $58,235 in wages and benefits, $50,781 in professional fees, $14,215 in general and administrative expenses, and $85,449 in management fees paid to related parties. The loss was increased by $46,183 resulting from the disposal of equipment and a $99,654 write down of intangible assets, taken as a result of our closing our business operations.

Period of inception of streaming media business to December 31, 2002

From the date of commencement on our business in July 1999 to December 31, 2002, we incurred a net loss of 1,939,194, resulting in a loss per share of $0.60. The loss resulted from expenses of $1,939,137 offset by revenue of $5,113. Operating expenses included, $15,126 in investor and media relations fees, $100,212 in rent, $310,897 in consulting fees, $261,531 in depreciation and amortization expenses, $231,588 in wages and benefits, $174,746 in marketing expenses, $33,230 in regulatory filing fees, $273,667 in professional fees, $79,761 in general and administrative expenses, and $312,599 in management fees paid to related parties. The consulting fees consisted primarily of fees paid to consultants to develop, activate and maintain our Website. The loss was increased by $46,183 resulting from the disposal of equipment and a $99,654 write down of intangible assets.

Balance Sheets

Total cash and cash equivalents as at December 31, 2002 and December 31, 2001 were, respectively, $33,870 and $311. Working capital as at September 30, 2002 and December 31, 2001 were, respectively, $(17,484) and $(483,152).

The increase in working capital between December 31, 2001 and December 31, 2002 was attributable to the completion of a private placement for $347,017. The private placement included the note payable amount the Company owed to related parties in the amount of $209,520 as the related parties agreed to accept stock in settlement of the note payable. Interest owing on the note payable was forgiven. Creditors of the Company also agreed to settle certain amounts owing in exchange for stock. Such amount totalled $256,331. These transactions increasing the Company's working capital position were offset by operating expenses of $122,876 and interest of $3,858. No revenue was generated during the period.

Total share capital as at December 31, 2002 and December 31, 2001 was, respectively, $4,608,305 and $4,004,956. Share capital increased during the period as a result of the private placement and settlement with creditors described above.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue for business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding share purchase warrants will be exercised.

During the year ended December 31, 2002 we completed the private placement and shares for liabilities settlement described above. Though the financing substantially improved our financial position, the Company is still in need of further financing. Subsequent to the year-end we announced, as required by TSX Venture Exchange policy, the arrangement of $200,000 financing for working capital purposes. These funds will be used to carry out the activity described in Item 1 of this report. Depending on the outcome of this activity the company may decide to seek further financing to expand its exploration work. There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS
INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheet Statement of Operations Statement of Stockholder's Equity (Deficit) Statement of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

wwbroadcast.net inc.

We have audited the accompanying balance sheets of wwbroadcast.net inc. (a Development Stage Enterprise) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001 and for the period from July 1, 1999 (inception of new business) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of wwbroadcast.net inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from July 1, 1999 (inception of new business) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP
March 4, 2003, except as to note 9(b) which is as of March 18, 2003
Chartered Accountants
Vancouver, Canada

WWBROADCAST.NET INC.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Balance Sheets

	December 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$33,870	$311
Amounts receivable	88	5,217
Prepaid expenses	--	--
Total current assets	33,958	5,528
Equipment (note 3)	663	9,290
Total assets	$34,621	$14,818
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$20,000	$99,297
Payables to related parties (note 5)	34,260	188,900
Notes payable to related party (note 5(b))	--	200,240
Total current liabilities	54,260	488,437
Stockholders' deficiency:
Common stock, no par value, unlimited authorized shares; issued 10,141,946 at December 31, 2002, 2,462,811 at December 31, 2001 (note 4)	4,608,305	4,004,956
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(2,849,990)	(2,849,990)
Deficit accumulated during the development stage (note 1)	(1,939,137)	(1,812,403)
Accumulated other comprehensive income:
Cumulative translation adjustment	(21,563)	1,072
	(19,639)	(473,619)
Total liabilities and stockholders' deficiency	$34,621	$14,818

Subsequent events (notes 9)

The accompanying notes are an integral part of these financial statements
Approved on behalf of the Board:
/s/ Marcel de Groot Marcel de Groot, Director	/s/ David De Witt David De Witt, Director

WWBROADCAST.NET INC.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Statements of Operations

	Year ended December 31,		Period from July 1/99 (inception of new business) to Dec. 31, 2002
	2002	2003
Advertising revenue	$--	$--	$5,113
Operating expenses:
Depreciation and amortization	8,753	65,903	261,531
Consulting fees	21,896	24,198	310,897
Marketing	--	3,132	174,746
Filing fees	8,366	4,932	33,230
Investor and media relations	--	--	15,126
Management fees to related parties (note 5)	52,572	85,449	312,599
General and administrative	5,123	14,215	79,761
Professional fees	7,547	50,781	273,667
Rent	18,619	33,578	100,212
Wages and benefits	--	58,285	231,588
Loss on disposal of equipment	--	46,183	46,183
Write-down of intangible assets	--	99,654	99,654
	122,876	486,260	1,939,194
Loss from operations	(122,876)	(486,260)	(1,934,081)
Interest income (expense), net	(3,858)	--	(5,056)
Net loss for the period	$(126,734)	$(486,260)	$(1,939,137)
Loss per common share, basic and diluted	$(0.02)	$(0.20)	$(0.60)
Weighted average number of common shares outstanding, basic and diluted	6,009,128	2,248,972	3,210,215

WWBROADCAST.NET INC.
(A Development Stage Enterprise)
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Statements of Stockholders' Deficiency

	Common Shares		Additional Paid-In Capital	Deficit accumulated Prior to Development Stage note (1)
	Shares	Amount

Balance, December 31, 1998	1,391,811	$2,845,343	$-	$(2,823,291)
Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $1.45 per share)	200,000	267,415	-	-
Loss for the period	-	-	-	(26,699)
Balance, July 1, 1999 (inception of new business)	1,591,811	3,112,758	-	(2,849,990)
Issuance of common stock on exercise of stock options by employees(August 30, 1999 $ 1.00 per share)	1,000	1,003	-	-
Issuance of common stock for intangible assets to non-employees (November 15, 1999 - $ 0.15 per share)	600,000	101,633	102,000	-
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $ 2.75 per share)	3,000	8,334	-	-
Loss for the period	-	-	-	-
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 1999	2,195,811	3,223,728	102,000	(2,849,990)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $2.80 per share)	2,000	5,644	-	-
Issuance of common stock on private placement to non-employees (January 25, 2000 - $ 2.50 per share)	150,400	376,000	-	-
Issuance of common stock on private placement to employees (January 25, 2000 - $ 2.50 per share)	63,600	159,000	-	-
Issuance of common stock on exercise of options by employees (February 7, 2000 - $ 2.15 per share)	2,000	4,542	-	-
Issuance of common stock on exercise of options by employees (March 15, 2000 - $ 2.15 per share)	2,000	4,542	-	-
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $ 5.00 per share)	45,000	225,000	-	-
Issuance of common stock for services by non-employees (June 21, 2000 - $ 3.30 per share)	2,000	6,500	-	-
Consultant stock option compensation expense		-	80,746	-
Loss for the period	-	-		-
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 2000	2,462,811	4,004,956	182,746	(2,849,990)
Loss for the period	-	-	-	-
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 2001	2,462,811	4,004,956	182,746	(2,849,990)
Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	2,666,667	209,520	--	--
Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	1,750,000	137,497	--	--
Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	896,129	70,409	--	--
Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	2,366,339	185,923	--	--
Loss for the period	--	--	--	--
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 2002	10,141,946	$4,608,305	$182,746	$(2,849,990)

See accompanying notes to financial statements.

	Deficit Accumulated During Development Stage note (1)	Cumulative Translation Adjustment	Total Stockholders' Deficiency	Compre-hensive Income (loss)

Balance, December 31, 1998	$-	$-	$22,052	--

Issuance of common stock on exercise of warrants by employees (May 14, 1999 - $ 1.45 per share)	-	-	267,415
Loss for the period	-	-	(26,699)	$(26,699)
Balance, July 1, 1999 (inception of new business)	-	-	262,768	$(26,699)
Issuance of common stock on exercise of stock options by employees(August 30, 1999 $ 1.00 per share)	-	-	1,003	--
Issuance of common stock for intangible assets too non-employees (November 15, 1999 - $ 0.15 per share)	-	-	203,633	--
Issuance of common stock on exercise of stock options by employees (November 19, 1999 - $ 2.75 per share)	-	-	8,334	--
Loss for the period	(274,926)	-	(274,926)	$(274,926)
Adjustment to cumulative translation account	-	5,765	5,765	$5,765
Balance, December 31, 1999	(274,926)	5,765	206,577	$(295,860)
Issuance of common stock on exercise of options by employees (January 4, 2000 - $ 2.80 per share)	-	-	5,644	--
Issuance of common stock on private placement to non-employees (January 25, 2000 - $ 2.60 per share)	-	-	376,000	--
Issuance of common stock on private placement to employees (January 25, 2000 - $ 2.50 per share)	-	-	159,000	--
Issuance of common stock on exercise of options by employees (February 7, 2000 - $ 2.15 per share)	-	-	4,542	--
Issuance of common stock on exercise of options by employees (March 15, 2000 - $ 2.15 per share)	-	-	4,542	--
Issuance of common stock on Private Placement to non-employees (April 11, 2000 - $ 5.00 per share)	-	-	225,000	--
Issuance of common stock for services by non-employees (June 21, 2000 - $ 3.30 per share)	-	-	6,500	--
Consultant stock option compensation expense	-	-	80,746	--
Loss for the period	(1,051,217)	-	(1,051,217)	$(1,051,217)
Adjustment to cumulative translation account	-	(24,025)	(24,025)	$(24,025)
Balance, December 31, 2000	(1,326,143)	(18,260)	(6,691)	(1,075,242)
Loss for the period	(486,260)	-	(486,260)	(486,260)
Adjustment to cumulative translation account	-	19,332	19,332	19,332
Balance, December 31, 2001	(1,812,403)	1,072	(473,619)	(466,928)
Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	--	--	209,520	--
Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	--	--	137,497	--
Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	--	--	70,409	--
Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	--	--	185,923	--
Loss for the period	(126,734)		(126,734)	(126,734)
Adjustment to cumulative translation account		(22,635)	(22,635)	(22,635)
Balance, December 31, 2002	$(1,939,137)	$(21,563)	$(19,639)	$(149,369)

WWBROADCAST.NET INC.
(A Development Stage Enterprise)
(Expressed in United States dollars)

Statements of Cash Flows

	Year ended December 31,		Period from July 1, 1999 (inception of new business) Dec. 31 2002
	2002	2001
Cash flow from operating activities:
Net loss	(126,734)	(486,260)	(1,939,137)
Items not affecting cash:
Depreciation and amortization Write-off of intangible assets Loss on disposal of equipment Consultant stock option compensation Issuance of Common Shares for services	8,753 -- -- -- --	65,903 99,654 46,183 -- --	261,531 99,654 46,183 80,746 6,500
Changes in operating assets and liabilities:
Amounts receivable Prepaid expenses Accounts payable and accrued liabilities	5,201 -- (76,533)	6,785 3,450 13,980	1,334 -- 20,025
Net cash used in operating activities	(189,313)	(250,305)	(1,423,164)
Cash flow from investing activities:
Purchase of equipment Proceeds on disposal of equipment Purchase of intangible assets	-- -- --	-- 14,487 --	(109,901) 14,487 (117,407)
Net cash used in investing activities	--	14,487	(212,821)
Cash flow from financing activities:
Proceeds from the issuance of common shares Notes payable to related parties Payable to Related Parties	587,214 (203,025) (161,170)	-- 60,044 113,452	1,370,274 (2,785) 27,730
Net cash provided by financing activities	223,019	173,496	1,395,219
Increase (decrease) in cash and cash equivalents	33,706	(62,322)	(240,766)
Effect of exchange rate changes on foreign currency denominated cash balances	(147)	27,882	5,223
Cash and cash equivalents, beginning of period	311	34,751	269,413
Cash and cash equivalents, end of period	33,870	311	33,870
Supplemental disclosure:
Interest paid (received) net Income taxes Non-cash transactions:	3,858 --	--	5,056 --
Issuance of common stock for services Issuance of common stock for assets Issuance of common stock for debt	-- -- --	-- -- --	6,500 203,633 256,332

The accompanying notes are an integral part of these financial statement

WWBROADCAST.NET INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
Period from July 1, 1999 (inception of new business) to December 31, 2002
______________________________________________________________________________________________

1.     Nature of development stage activities and operations:

The Company was incorporated on June 24, 1986 in British Columbia, Canada. In July 1999, the Company redomiciled to Wyoming State, USA. The Company had no substantive operations at July 1, 1999 when the new business venture was started.

On July 1, 1999, the Company began development of a web portal offering vertical content through multiple branded channels. These vertically branded channels offered a selection of live and on demand audio and video programming via the Internet. Costs and expenses incurred by the Company prior to July 1, 1999 do not relate to this business.

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, described below, currently exist which raise substantial doubt upon the validity of this assumption. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to the year-end the Company entered the mining exploration business (see note 9(b)) Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all.

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

2.     Significant accounting policies (continued):

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

(c)     Cash and cash equivalents:

The Company considers all short-term investments with a term to maturity at the date of purchase of three months or less to be cash equivalents.

(d)     Equipment:

Equipment is recorded at cost. Depreciation is provided for at the following annual rates:
Asset	Basis	useful life
Computer hardware and software Leasehold improvements Office equipment	straight-line method straight-line method straight-line method	3 years 3 years 5 years

(e)     Impairment of long-lived assets:

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

(f)     Foreign currency:

The Company uses the United States dollar as its reporting currency.

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

2.     Significant accounting policies (continued):

(g)     Stock-based compensation:

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

(h)     Income taxes:

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

(i)     Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (December 31, 2001 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4(a)).

Diluted loss per share is computed using the weighted average number of common and potentially dilutive commons shares outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share are the same. Excluded from the calculation of diluted loss per share are zero stock options (2001 - 83,800) and 4,416,667 (2001 - 129,500) share purchase warrants as they are anti-dilutive.

(j)     Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

3.     Equipment:

			2002	2003
	Cost	Accumulated depreciation	Net book value	Net book value
Computer hardware and software	$26,367	$25,704	$663	$9,290

4.     Stockholders' equity:

(a)     Escrowed stock:

At December 31, 2002, 213,839 (December 31, 2001 - 363,839) common shares outstanding were held in escrow.

213,839 (December 31, 2001 B 213,839) of these shares are releasable from escrow on satisfaction of certain predetermined tests set out by the CDNX related to the generation of positive cash flow from operations. For accounting purposes these shares will be recorded at their fair value when the performance measures are satisfied with a charge in an equivalent amount to compensation expense. Stock not released from escrow within 10 years of the date of their issuance will be cancelled. Pursuant to the escrow agreements, holders of the stock may exercise all voting rights attached thereto except on a resolution to cancel any of the stock, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company.

(b)     Stock options and stock-based compensation:

A summary of the status of the Company's stock options at December 31, 2002 and 2001 and changes during the years ended on those dates is presented below:

	2002		2001
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	83,800	$2.60	215,600	$2.80
Granted	--	--	--	--
Exercised	--	--	--	--
Expired/cancelled	(83,800)	2.60	131,800	3.10
Outstanding, end of year	-	$-	83,800	$2.60
Options exercisable	--	$--	83,800	$2.60

As no options were granted in the fiscal years ended December 31, 2002 and 2001, pro forma loss and loss per share equals net loss and loss per share.

(c)     During the nine month period ended September 30, 2002, the Company authorized a five for one stock consolidation of the Company's common stock. All shares and per share information has been retroactively adjusted for periods presented to reflect the stock consolidation.

(d)     Warrants:

On July 5, 2002 the Company completed an offering of 4,416,667 units (on a post-consolidation basis) at a price of CDN$0.12 per unit (approximately USD$0.08) for a total of CDN$530,000 (USD$347,017). Each unit consists of one common share and one non-transferable share purchase warrant which will entitle the holder to subscribe for one additional common share of the Company over a two year period at a price of CDN$0.16 (approximately USD$0.10).

5.     Related party transactions:

In addition to related party transactions disclosed elsewhere in these financial statements:

(a)     During 2002, the Company accrued management fees, disbursements and rent of $86,522 (2001 - $101,389) to companies controlled by one or more directors or officers.

(b)     Notes payable to related party balance represents amounts loaned to the Company by Pacific Source Capital Ltd. (formerly Sedun De Witt Capital Corp.) During 2002, the amount loaned was invested into a private placement. Interest payable was forgiven.

(c)     The Company was charged by Pacific Source Capital Ltd. Cdn $10,000 per month for a term of 12 months in consideration for which Pacific Source Capital Ltd. provided the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company. Effective August 1, 2002, the fee has been reduced to Cdn$2,500 per month.

(d)     Total charges made by Pacific Source Capital Ltd. were as follows:

2002 2001	$ $	52,572 77,534

The Company agreed to continue the Corporate Advisory Agreement with Pacific Source Capital Ltd. on a month-to-month basis, the terms of which are the same as those described in Note 5(c).

6.     Financial instruments and risk management:

(a)     Fair values:

The carrying amounts of cash and cash equivalents, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to their ability for prompt liquidation or short-term to maturity. The fair value of payables, including note payables, to related parties is not readily determinable due to the lack of a ready market for such indebtedness.

(b)     Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at December 31, 2002.

7.     Income taxes:

During 1999, the Company redomiciled from Canada to the United States. All loss carry forwards previously accumulated in Canada expired when the Company redomiciled. As at December 31, 2002, the Company had loss carry forwards of approximately $ 1,900,000 that are available for offset against taxable income otherwise calculated through 2020. At the U.S. federal tax rate of 34%, the Company has a deferred tax asset of $ 646,000, which has been fully offset by a valuation allowance due to uncertainty of the losses utilization.

8.     Canadian generally accepted accounting principles:

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

	Year ended December 31,
	2002	2001
Loss for the period, US GAAP	$(126,734)	$(486,260)
Loss for the period, Canadian GAAP	$(126,734)	$(486,260)
Loss per share, Canadian GAAP	$(0.02)	$(0.20)

9.     Subsequent Events:

Private Placement

Subsequent to December 31, 2002, the Company announced it had arranged the private placement of 1,000,000 units at a price of US$0.20 per unit for a total of US$200,000. Each unit consists of one common share and one-half of a non-transferable share purchase warrant exercisable over a two (2) year period. Each whole share purchase warrant will entitle the holder to subscribe for one additional common share at a price of US$0.25 during the first year and US$0.30 during the second year. The units will be subject to applicable Canadian and U.S. hold periods.

Sales made to non-residents of the U.S. were carried out under Regulation S of the U.S. Securities Act of 1933, as amended (the AAct@). Sales made to U.S. residents were made pursuant to section 4(2) of the Act and applicable state law exemptions. The units have not been registered under the Act. The private placement is subject to receipt of approval from the TSX Venture Exchange. The announcement was made in accordance with TSX Policy 4.1.

The proceeds of the private placement funds are intended to be applied to the assessment of potential opportunities in the mining sector, and for working capital purposes.

Company Options Mining Property

The Company entered into an agreement dated March 18, 2003 with Nassau Ltd. ("Nassau") a private U.S. company, to acquire 100% of the interest held by Nassau in a mining property located in Nevada, U.S.A.

In order to acquire the interest, the Company has entered into an option agreement with Nassau, pursuant to which agreement Nassau granted the Company the option to acquire a 100% interest in certain mining claims known as the Blue Mountain project which project is made up of 31 mining claims and is located in Humboldt County, Nevada approximately 20 miles west of Winnemucca, Nevada (the "Blue Mountain Project").

In accordance with the terms of its agreement with Nassau the Company has agreed that in order to acquire a 100% interest in the Blue Mountain Project the Company will make the following payments and issue the following shares to Nassau:

9.     Subsequent Events (continued):

(a) 50,000 shares upon the TSX Venture Exchange (the "TSX") approving (the "Approval Date") the Blue Mountain Project as a "qualifying property" (as defined within the rules and policies of the TSX);

(b) an additional 50,000 shares on or before one year following the Approval Date;

(c) two years following the Approval Date a payment in the amount of $20,000;

(d) three years following the Approval Date a payment in the amount of $30,000

(e) four years following the Approval Date a payment in the amount of $40,000;

(f) five years following the Approval Date a payment in the amount of $100,000; and

(g) six years following the Approval Date a payment in the amount of $1,300,000 (the "Final Payment").

Upon the Company making the Final Payment to Nassau then the Company will own 100% of the Blue Mountain Project subject only to a 2% net smelter royalty on gold (the "Royalty") and the Company will have the right to buy down the Royalty to a 1% NSR by paying Nassau the sum of $1,500,000 at any time prior to completion of the first year of production. All payments are in U.S. dollars.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all of our directors, executive officers and significant employees, as at December 31, 2002. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors, executive officers and other significant employees:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gregg J. Sedun	Director	45	June 23, 1997 (Director)
David De Witt	President and Director	50	June 23, 1997 (Director) July 31, 2001 (President)
Carl Hering	Director	54	January 20, 2003 (Director)
Marcel de Groot	Secretary and Director	29	June 19, 2000 (Secretary) July 31, 2001 (Director)

The backgrounds and experience of our directors, executive officers and other significant employees are as follows:

Gregg J. Sedun

Mr. Sedun graduated from the University of Manitoba in 1982 with a Bachelor of Law degree, and practised securities law in Vancouver, British Columbia from 1983 until 1997. He was a partner in the law firm Rand Edgar Sedun, and later became a founding partner of De Witt Sedun, a firm focusing exclusively on securities law, where he practised until his retirement from law in 1997. Mr. Sedun is a co-founder and director of several public companies and a director and co-founder of Pacific Source Capital Ltd., a private venture capital company.

David De Witt

Mr. De Witt was a founding partner of De Witt Sedun, a firm focused exclusively on securities law, as well as a co-founder and director of Pacific Source Capital Ltd., a private venture capital company. Mr. De Witt graduated from the University of British Columbia with a Bachelor of Commerce degree in 1975 and a Bachelor of Law degree in 1978, and practised corporate and securities law until his retirement from practice in 1997. He is a director and/or officer of a number of private and public companies.

Carl Hering

Dr. Hering is a geologist with over 25 years of diversified technical and managerial experience in mineral exploration and corporate development. He has experience in all aspects of exploration from generative to advanced projects, negotiations, acquisition evaluation, mine and corporate valuation, management, strategic planning and new program design and implementation.

From 1997 to 1999 Dr. Hering served as Vice-President Corporate Development for a Vancouver based mid-tier gold producer. His focus was on international acquisitions and business development, directed at the enhancement of shareholder value. Prior to this role, Dr. Hering worked in senior exploration positions for both Placer Dome Inc. and Noranda Exploration. He worked for Noranda Exploration from 1978 to 1988, primarily in the US. From 1989 to 1996 he worked for Placer Dome in the U.S., Latin America, Asia, Australia and later coordinated technical evaluations for major acquisition opportunities worldwide for Placer Dome Inc., Corporate Development. Most recently, Dr. Hering has worked for numerous clients as an independent consultant evaluating advanced exploration opportunities, operating mines, including technical evaluations for a major Corporate Finance Group.

Marcel de Groot

Mr. de Groot graduated from the University of British Columbia in 1996 with a Bachelor of Commerce degree. From May 1996 until October 1999 he worked for the Vancouver office of Grant Thornton where he obtained the Chartered Accountant designation. Since November of 1999 to present Mr. de Groot has worked as a consultant for us and several other companies both private and public.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation was paid to our executive officers and directors as follows:

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- Sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
President and Director David De Witt	2002 2001 2000	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil 100,000	nil nil nil	nil nil nil
Former Director Gregg Sedun	2002 2001 2000	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil 100,000	nil nil nil	nil nil nil
Secretary and Director Marcel deGroot	2002 2001 2000	$21,665 $22,058 $14,446	nil nil nil	nil nil nil	nil nil nil	nil nil 24,000	nil nil nil	nil nil nil
Former President Kirk Exner	2002 2001 2000	nil Cdn$84,000 Cdn$10,500	nil nil nil	nil nil nil	nil nil nil	nil nil 100,000	nil nil nil	nil nil nil
Former Director Carl Hering	2002 2001 2000	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

None of our executive officers have received annual salary and bonus in excess of $100,000. There were no grants of stock options during the fiscal year ended December 31, 2001.

As at December 31, 2002, we have no outstanding stock options.

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

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Other than the management agreements and advisory agreements discussed herein, we have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

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

Aggregated Options and Stock Appreciation Rights Exercised During the Most Recently Completed Fiscal Year and Fiscal Year End Option/sar Values

No incentive stock options or stock appreciation rights were exercised during the last fiscal year by any of our named executive officers. No stock appreciation rights were held by any of our named executive officers as at the end of our most recently completed fiscal year.

Compensation of Directors

As previously noted, we have no standard arrangement to compensate directors for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the TSX Venture Exchange. During the last fiscal year, we did not grant any stock options to our directors. During the fiscal year ended December 31, 2000, we granted a total of 60,000 incentive stock options to our directors of which 20,000 expired during to 2001 and the remaining 40,000 were cancelled December 31, 2002.

Compensation Committee Interlocks and Insider Participation

We have no committee that performs the function of a compensation committee. None of our officers or directors serve on a committee making compensation decisions of any other entity. directors generally participate in compensation-related matters.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN RELATED BENEFICIAL OWNERS AND MANAGEMENT

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

As at December 31, 2002, we had 10,141,946 common shares issued and outstanding. We have no other classes of voting securities.

To the knowledge of our management, as at December 31, 2002 no person beneficially owns more than five percent of any class of our voting securities other than as set forth below. The following table shows the total amount of any class of our voting securities owned by each of our executive officers and directors and by our executive officers and directors, as a group, as at December 31, 2002, and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

The shares indicated as being beneficially owned by Gregg J. Sedun include 213,839 shares held by 513815 BC Ltd., a private company controlled by Mr. Sedun. Alison Sedun is the wife of Company director, Gregg Sedun. Shares indicated as being beneficially owned by Alison Sedun include 668,333 held by Alcaron Capital Corp., a company owned by Mrs. Sedun, and 182,371 shares held by Pacific Source Capital Ltd. ("PSC"). Mrs. Sedun owns 50% of PSC. The shares indicated as being beneficially owned by Marianne De Witt include 182,371 shares owned by PSC. Mrs. De Witt, wife of Company director David De Witt, owns 50% of PSC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Gregg J. Sedun 6015 Alma Street Vancouver, BC Canada	434,424	4.3%
Marcel de Groot 3636 West 18th Vancouver, BC Canada	250,840	2.5%
David De Witt 4718 West 6th Avenue Vancouver, BC Canada	172,555	1.7%
Carl Hering 33174 Bergen Mountain Road Evergreen, CO 80439	0	0.00%
All Officers and Directors as a Group (4)	857,819	8.5%
Grant Sutherland Unit 16, 4725 Spearhead Drive Whistler, BC Canada	1,770,263	17.5%
Chris de Groot 9079 Banford Road Chilliwack, BC Canada	896,129	8.8%
Alison Sedun 6015 Alma Street Vancouver, BC Canada	850,704	8.4%
Marianne De Witt 4718 West 6th Avenue Vancouver, BC Canada	904,554	8.9%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

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

Commencing November 15, 1999, we entered into a corporate advisory agreement with Pacific Source Capital Corp, a company owned and controlled by Alison Sedun and Marianne De Witt (each as to 50%). Alison Sedun and Marianne De Witt are married to, respectively, Gregg Sedun and David De Witt, both of whom serve on our board of directors and are directors of Pacific Source Capital Ltd. Pacific Source Capital Ltd. was paid Cdn$10,000 per month in consideration for which Pacific Source Capital Ltd. provided us with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of us.. This amount was revised August 1, 2002 to Cdn$2,500 per month.

Payments made and balances accrued to Pacific Source Capital Ltd. pursuant to the Management Advisory Agreement during the past two years are as follows:

2002	$52,572
2001	$77,534

As we were required to enter into the corporate advisory agreement with Pacific Source Capital Ltd. pursuant to the terms of the Asset Purchase Agreement, we did not approach any disinterested third parties with the view to soliciting competing bids for their services. As a result, the transaction may or may not be subject to terms no less favorable to us than those that we could have obtained from disinterested third parties.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

One report on Form 8-K has been filed. On January 2, 2003 we reported that:

On December 20, 2002 Pacific Source Capital Ltd. ("PSC" formerly known as Sedun DeWitt Capital Corp.) sold 3,500,000 restricted shares of common stock to seven individuals in consideration of US$0.07 per share. The sale by PSC was a 4(1/2) transaction and when the shares were acquired from PSC, a new holding period was impressed upon the shares. Prior to the transaction, PSC owned 3,864,743 shares of the Company's common stock which represented 38.1% of the total outstanding shares. After the transaction was completed, PSC owned 364,743 shares which represented 3.6% of the total shares of common stock outstanding.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form S-4 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-41516 on July 14, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibits	Document Description
3.1	Articles of Incorporation
10.1	Letter Agreement between the Company, High Tech Venture Capital Inc., Sedun De Witt Capital Corp. and Kirk Exner, dated July 9,1999
10.2	Asset Purchase Agreement between the Company, High Tech Venture Capital Inc. and Kirk Exner, dated as of August 27, 1999
10.3	Stock Option Plan of the Company, dated July 12, 1999
10.4	Consulting Agreement between the Company and Investor Direct Consulting Group Ltd, made effective February 21, 2000
10.5	Letter Agreement between the Company and Kim Cathers, dated February 4, 2000
10.6	Communication/Design Agreement between the Company and Chatham Creative Inc., dated February 24, 2000
10.7	Services Development Agreement between High Tech Venture Capital Inc. and Suncommerce Corporation dated July 9, 1999
10.8	Mutual Non-Disclosure and Co-operative Marketing Partnership Agreement between the Company and Entera Inc.
10.9	Letter Agreement between the Company and istreamtv.com dated July 26, 2000
10.10	Letter Agreement between the Company and ProWebCast, Inc. dated August 17, 2000
10.11	Request for Repurchase
10.12	Escrow Agreement between the Company, Montreal Trust Company (Escrow Agent) and High Tech Venture Capital Inc., dated November 15, 1999

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Current Report filed with the Securities and Exchange Commission, on March 31, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibits	Document Description
10.13	Option to Acquire Blue Mountain Project

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14(c).  Based upon the foregoing, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2003.

wwbroadcast.net inc. (Registrant)

BY:	/s/ David E. De Witt David E. De Witt, President, Principal Executive Officer and a member of the Board of Directors
BY:	/s/ Marcel de Groot Marcel de Groot, Secretary, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ David De Witt David De Witt	President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors	03/31/2003
/s/ Marcel de Groot Marcel de Groot	Secretary, Principal Financial Officer and a member of the Board of Directors	03/31/2003
/s/ Gregg J. Sedun Gregg J. Sedun	Member of the Board of Directors	03/31/2003
/s/ Carl Hering Carl Hering	Member of the Board of Directors	03/31/2003

CERTIFICATION

I, David De Witt, certify that:

1. I have reviewed this annual report on Form 10-KSB of wwbroadcast.net inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 31st day of March, 2003.

/s/ David De Witt David De Witt Principal Executive Officer

CERTIFICATION

I, Marcel de Groot, certify that:

1. I have reviewed this annual report on Form 10-KSB of wwbroadcast.net inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 31st day of March, 2003.

/s/ Marcel de Groot Marcel de Groot Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of wwbroadcast.net inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, David De Witt, chief executive officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 31st ay of March, 2003.

/s/ David De Witt David De Witt Chief Executive Officer

PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of wwbroadcast.net inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Marcel de Groot, chief financial officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 31st day of March, 2003.

/s/ Marcel de Groot Marcel de Groot Chief Financial Officer