Form 10QSB
period 2003-03-31
WWBROADCAST NET INC
filed 2003-05-14
CIK 1101204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [ ] to [ ]

Commission file number 333-41516

wwbroadcast.net inc.
(Exact name of small business issuer as specified in its charter)

Wyoming	98-0226032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

Suite 1600
777 Dunsmuir Street
Vancouver, British Columbia
Canada V7Y 1K4
(Address of principal executive offices)

(604) 687-9931
(Issuer's telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,141,946 common shares outstanding as of May 10, 2003

Transitional Small Business Disclosure Format: Yes [     ] No [ x ]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

wwbroadcast.net inc.
INTERIM FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)
PART 1. FINANCIAL STATEMENTS
Item 1. Financial Statements	-2-
Balance Sheets	-3-
Statements of Operations	-4-
Statements of Stockholders' Equity (Deficiency)	-5-
Statements of Cash Flows	-7-
Notes To Financial Statements	-8-
Item 2. Management's Discussion and Analysis or Plan of Operation	-14-
Item 3. Controls and Procedures	-18-
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	-19-

WWBROADCAST.NET INC.
(Expressed in United States dollars)

Consolidated Balance Sheets

	March 31, 2003 (unaudited)	December 31 2002
Assets
Current assets:
Cash and cash equivalents	$121,475	$33,870
Amounts receivable	2,002	88
Prepaid expenses	--	--
Total current assets	123,477	33,958
Equipment	355	663
Total assets	$123,832	$34,621
Liabilities and Stockholders= Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$55,804	$20,000
Payables to related parties (note 5)	20,301	34,260
	76,105	54,260
Subscriptions received in advance of share offering	139,176	--
Total current liabilities	215,281	54,260
Stockholders' deficiency:
Common stock, no par value, unlimited authorized shares; issued 10,141,946 at March 31, 2003, and at December 31, 2002 (note 4)	4,608,305	4,608,305
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(4,796,081)	(4,789,127)
Deficit accumulated since inception of new business (note 1)	(61,103)	--
Accumulated other comprehensive income:
Cumulative translation adjustment	(25,316)	(21,563)
	(91,449)	(19,639)
Total liabilities and stockholders' deficiency	$123,832	$34,621

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:
/s/ Marcel de Groot Marcel de Groot, Director	/s/ David De Witt David De Witt, Director

WWBROADCAST.NET INC.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Operations

			Period from January 20/03 (inception of new business) to Mar. 31, 2003
	Three month period ended March 31,
	2003	2002

Operating expenses:
Depreciation and amortization	346	2,173	273
Consulting fees	16,528	5,897	16,528
Exploration Expense	11,710		9,710
Filing fees	3,726	2,071	3,726
Management fees to related parties (note 5)	4,966	18,821	3,951
General and administrative	7,070	326	5,750
Professional fees	17,751	8,527	16,423
Rent	5,959	4,748	4,742
	68,057	42,563	61,103
Loss from operations	(68,057)	(42,563)	(61,103)
Interest income (expense), net	--	(10,172)	--
Net loss for the period	$(68,057)	$(52,735)	$(61,103)
Loss per common share, basic	$(0.01)	$(0.02)	$(0.01)
Loss per common share, diluted	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding: basic	10,141,946	2,248,972	10,141,946
Weighted average number of common shares outstanding: Diluted	10,141,946	2,248,972	10,141,946

WWBROADCAST.NET INC.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Consolidated Statements of Stockholders' Deficiency

			Additional Paid-In Capital	Deficit accumulated Prior to Inception of New Business note (1)
	Common Shares
	Shares	Amount

Balance, December 31, 2001
Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	2,462,811	$4,004,956	$182,746	$(4,662,393)
	2,666,667	$209,520	--	--
Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	1,750,000	137,497	--	--
Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	896,129	70,409	--	--
Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	2,366,339	185,923	--	--
Loss for the period	--	--	--	(126,734)
Adjustment to cumulative translation account	-	-	-	-
Balance, December 31, 2002	10,141,946	4,608,305	182,746	(4,789,127)
Loss for the period	--	--	--	(6,954)
Adjustment to cumulative translation account	--	--	--	--
Balance, March 31, 2003	10,141,946	4,608,305	182,746	(4,796,081)

See accompanying notes to financial statements.

	Deficit Accumulated Since Inception Of New Business note (1)	Cumulative Translation Adjustment	Total Stockholders' Deficiency	Comprehensive Income (loss)
Balance, December 31, 2001	--	$1,072	$(473,619)	$(466,928)
Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	--	--	209,520	--
Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	--	--	137,497	--
Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	--	--	70,409	--
Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	--	--	185,923	--
Loss for the period	--		(126,734)	(126,734)
Adjustment to cumulative translation account		(22,635)	(22,635)	(22,635)
Balance, December 31, 2002	--	(21,563)	(19,639)	(149,369)
Loss for the period	(61,103)	--	(68,057)	(68,057)
Adjustment to cumulative translation account	--	(3,753)	(3,753)	(3,753)
Balance, March 31, 2003	$(61,103)	$(25,316)	$(91,449)	$(91,449)

WWBROADCAST.NET INC.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Cash Flows

			Period from Jan. 20, 2003 (inception of new business) to Mar. 31, 2003
	Three Month period ended March 31,
	2003	2002
Cash flow from operating activities:
Net loss	$(68,057)	$(52,735)	$(61,103)
Items not affecting cash:
Depreciation and amortization	346	2,173	273
Changes in operating assets and liabilities:
Amounts receivable	(1,914)	(2,523)	(1,914)
Prepaid expenses	--	--	--
Accounts payable and accrued liabilities	35,804	5,358	33,056
Net cash used in operating activities	(33,821)	(47,727)	(29,688)

Cash flow from financing activities:
Proceeds from the issuance of common shares		--	----
Notes payable to related parties	--	1,414	--
Payable to Related Parties	(13,959)	44,754	(18,092)
Proceeds from subscriptions received in advance of share offering	139,176	--	139,176
Net cash provided by financing activities	125,217	46,168	121,084

Increase (decrease) in cash and cash equivalents	91,396	(1,559)	91,396
Effect of exchange rate changes on foreign currency denominated cash balances	(3,791)	1,319	(3,791)
Cash and cash equivalents, beginning of period	33,870	311	33,870
Cash and cash equivalents, end of period	$121,475	$71	$121,475
Supplemental disclosure:
Interest paid (received) net	$--	$(10,172)	$--
Income taxes	--	--	--

The accompanying notes are an integral part of these financial statement

WWBROADCAST.NET INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited -Prepared by Management)

Three month period ended March 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to March 31, 2003

1. Nature of Operations:

The Company was incorporated on June 24, 1986 in British Columbia, Canada. In July 1999, the Company redomiciled to Wyoming State, USA. From July 1999 until January 2003, as described in the Company's consolidated financial statements filed with the annual report on Form 10-KSB, the Company's focus was on the streaming-media business. These ceased efforts in January 2003. During the three month period ended March 31, 2003 the Company refocused its efforts from the streaming-media business and entered the mining exploration business (note 3). As the Company has no producing properties, financial information from January 20, 2003, the inception of the mining business, has been presented in these financial statements. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all.

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

2. Significant Accounting Policies:

(a) Basis of presentation:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There are no material measurement differences to these financial statements to Canadian generally accepted accounting principles. Material measurement differences to Canadian generally accepted accounting principles are quantified in note 7. The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended March 31, 2003 are not necessarily indicative of what the results will be for the 2003 fiscal year.

In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2003 and for the periods ended March 31, 2003 and 2002.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB which includes the Company's financial statements for the year ended December 31, 2002.

WWBROADCAST.NET INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited -Prepared by Management)

Three month period ended March 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to March 31, 2003

(b) Principles of consolidation:

These consolidated financial statements include the accounts of the Company's wholly-owned subsidiary Eureka Gold Inc. All significant inter-company transactions and balances have been eliminated.

(c) Use of estimates:

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

(d) Foreign currency:

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

(e) Stock-based compensation:

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

As no options were granted in the three month periods ended March 31, 2003 and 2002, pro forma loss and loss per share equals net loss and loss per share.

(f) Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (March 31, 2002 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4 (a)).

WWBROADCAST.NET INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited -Prepared by Management)

Three month period ended March 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to March 31, 2003

Diluted loss per share is computed using the weighted average number of common and potentially dilutive commons shares outstanding during the period. Excluded from the calculation of diluted loss per share are zero stock options (2002 - 83,800).

(g) Mineral Property Interests

The Company accounts for its mineral property interests whereby all acquisition and exploration costs are charged to expense as incurred and all property sales and option proceeds received are credited to income. When the existence of a proven or probable mineral reserve on a property has been established, future acquisition, exploration and development costs will be capitalized for that property. After commercial production on the property commences, the net capitalized costs will be charged to future operations using the unit of production method based on estimated recoverable reserves on the property.

3. Mining Property Interests

The Company entered into an agreement dated March 18, 2003 with Nassau Ltd. ("Nassau") an unrelated private U.S. company, to acquire 100% of the interest held by Nassau in a mining property located in Nevada, U.S.A.

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

In accordance with the terms of its agreement with Nassau, the Company has agreed that in order to acquire a 100% interest in the Blue Mountain Project, the Company will make the following payments and issue the following shares to Nassau:

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

WWBROADCAST.NET INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited -Prepared by Management)

Three month period ended March 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to March 31, 2003

Upon the Company making the Final Payment to Nassau then the Company will own 100% of the Blue Mountain Project subject only to a 2% net smelter royalty on gold (the "Royalty") and the Company will have the right to buy down the Royalty to a 1% NSR by paying Nassau the sum of $1,500,000 at any time prior to completion of the first year of production. All payments are in U.S. dollars.

4. Stockholders' Equity:

(a) Escrowed stock:

At March 31, 2003, 213,839 (2002 -213,839) common shares outstanding were held in escrow.

These shares are releasable from escrow on satisfaction of certain predetermined tests set out by the TSX Venture Exchange related to the generation of positive cash flow from operations. Stock not released from escrow within 10 years of the date of their issuance will be cancelled. Pursuant to the escrow agreements, holders of the stock may exercise all voting rights attached thereto except on a resolution to cancel any of the stock, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company. For accounting purposes these shares will be recorded at their fair value when the performance measures are satisfied with a charge in an equivalent amount to compensation expense.

(b) Stock options and stock-based compensation:

A summary of the status of the Company's stock options at March 31, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding, beginning of year	--	$2.60	83,800	$2.60
Granted	--	--	--
Exercised	--	--	--	--
Expired/cancelled	--	--	83,800	2.60
Outstanding, end of year	--	$--	--	$--
Options exercisable	--	$--	--	$--

WWBROADCAST.NET INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited -Prepared by Management)

Three month period ended March 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to March 31, 2003

As no options were granted in the three month periods ended March 31, 2003 and 2002, pro forma loss and loss per share equals net loss and loss per share.

(c) Warrants:

At March 31, 2003, 4,416,667 warrants are outstanding which entitle the holder to subscribe for one additional common share of the Company until July 5, 2004 at a price of CDN$0.16 (approximately USD$0.10).

(d) Private Placement

During the three-month period ended March 31, 2003, the Company announced it had arranged the private placement of 1,000,000 units at a price of US$0.20 per unit for a total of US$200,000. Each unit consists of one common share and one-half of a non-transferable share purchase warrant exercisable over a two (2) year period. Each whole share purchase warrant will entitle the holder to subscribe for one additional common share at a price of US$0.25 during the first year and US$0.30 during the second year. The units will be subject to applicable Canadian and U.S. hold periods.

Sales made to non-residents of the U.S. were carried out under Regulation S of the U.S. Securities Act of 1933, as amended (the "Act"). Sales made to U.S. residents were made pursuant to section 4(2) of the Act and applicable state law exemptions. The units have not been registered under the Act. The private placement is subject to receipt of approval from the TSX Venture Exchange. The announcement was made in accordance with TSX Policy 4.1.

The proceeds of the private placement funds are for working capital purposes.

5. Related Party Transactions:

In addition to related party transactions disclosed elsewhere in these financial statements:

(a)

During the period ended March 31, 2003, the Company paid or accrued management fees, disbursements, geological consulting and other consulting fees of $ 26,959 (2002 - $22,992) to directors and a company controlled by two directors.

(b)

The Company is currently charged by Pacific Source Capital Ltd. Cdn$2,500 per month in consideration for which Pacific Source Capital Ltd. provides the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

(c)	Total charges made by Pacific Source Capital Ltd. were as follows:

2003 2002	$ $	4,966 18,821

WWBROADCAST.NET INC.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited -Prepared by Management)

Three month period ended March 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to March 31, 2003

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

(b) Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at March 31, 2003.

7. Canadian Generally Accepted Accounting Principles:

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

Three months ended March 31,

	2003	2002
Loss for the period, US GAAP	$(68,057)	$(52,735)
Loss for the period, Canadian GAAP	$(68,057)	$(52,735)
Loss per share, Canadian GAAP	$(0.01)	$(0.02)

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

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of March 31, 2003, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the three month period ended March 31, 2003, for the year ended December 31, 2002 and for the period from the inception of our mining business as of January 1, 2003 to March 31, 2003 of $ 68,057, $126,734 and $61,103, respectively.

We did not earn any revenues during the three-month period ended March 31, 2003.

During the period we refocused our efforts toward the mining business and optioned the right to acquire the Blue Mountain Project. The acquisition of the property is subject to TSX Venture Exchange approval, pending this approval our stock has been halted from trading. We anticipate the approval and resumption of trading to take place by the end of May, 2003. See Note 3 of the financial statements contained in Item 1 for further details. During the period we also in accordance with TSX Venture Exchange policy, announced the arrangement of $200,000 financing. The proceeds of which will be used to perform work on the Blue Mountain Property, as described below, and for working capital purposes. See Note 5 of the financial statements contained in Item 1 for further details. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in our property until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Our financial statements included in this quarterly report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Blue Mountain Property Option

We entered into an agreement dated March 20, 2003 with Nassau Ltd. ("Nassau"), a private U.S. company, to acquire its interest in a mineral exploration property located in Nevada.

The agreement with Nassau grants us a purchase option on 31 unpatented mining claims known as the Blue Mountain Project, located in Humbolt County, Nevada. In accordance with the terms of the agreement with Nassau, we, at our option, have the right to acquire a 100% interest in the Blue Mountain Project by issuing 100,000 shares of common stock and making payments totalling $1,490,000 to Nassau over a six-year period.

Initially, we will issue 50,000 shares upon the exchange approving (the "Approval Date") the Blue Mountain Project as a "qualifying property." One year following the Approval Date, we will issue Nassau an additional 50,000 shares. On years two through five we will make cash payments totalling $190,000, with a final payment of $1,300,000 due on the sixth anniversary of the Approval Date.

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

We have begun our exploration program and intend to proceed in the following phases:

Phase 1 began with research of the available geologic literature, personal interviews with geologists and other familiar with the property. We have begun this phase of the exploration process on our properties. We will continue to do compile available data from the previous 20 years of exploration work, performed by the aforementioned companies in order to assemble a database. We may also attempt to secure additional land claims in the surrounding areas.

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

Results of Operations

We have included in this quarterly report financial statements for the three month periods ended March 31, 2003 and 2002 and the period from January 20, 2003 (being the date of inception of our new business) to March 31, 2003.

Three-month period ended March 31, 2003

We incurred a net loss of $68,057 for the three-month period ended March 31, 2003, resulting in a loss per share of $0.01. The loss was attributable to operating expenses of $68,057.

During the period we incurred consulting fees of $16,528 and $346 in depreciation and amortization, $5,959 in rent, $3,726 in filing fees, $4,966 in management fees, $7,070 in general and administrative expenses $11,710 in exploration expense and $17,751 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. Professional fees increased due to increased filing and reporting activities. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased due as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain property.

Three-month period ended March 31, 2002

We incurred a net loss of $52,735 for the three-month period ended March 31, 2002, resulting in a loss per share of $0.02. The loss was attributable to operating expenses of $42,563 and interest expense of $10,172.

During the period we incurred consulting fees of $5,897, $2,173 in depreciation and amortization, $4,748 in rent, $2,071 in filing fees, $18,821 in management fees, $326 in general and administrative expenses and $8,526 in professional fees.

Period of inception of the mining business, January 20, 2003 to March 31, 2003

We incurred a net loss of $61,103 for the three-month period ended March 31, 2003, resulting in a loss per share of $0.01. The loss was attributable to operating expenses of $61,103.

During the period we incurred consulting fees of $16,528 and $273 in depreciation and amortization, $4,742 in rent, $3,726 in filing fees, $3,951 in management fees, $5,750 in general and administrative expenses $9,710 in exploration expense and $16,423 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. Professional fees increased due to increased filing and reporting activities. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased due as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain property.

Balance Sheets

Total cash and cash equivalents as at March 31, 2003 and December 31, 2002 were, respectively, $121,475 and $33,870. Working capital as at March 31, 2003 and December 31, 2002 were, respectively, $(91,804) and $(17,484).

The decrease in working capital between March 31, 2003 and December 31, 2002 was attributable to expenses of $68,057 offset by the effects of foreign currency translation. No revenue was generated during the period.

Total share capital as at March 31, 2002 and December 31, 2002 was, respectively, $4,608,305 and $4,608,305.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue for business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding share purchase warrants will be exercised.

During the three-month period ended March 31, 2003 we announced, as required by TSX Venture Exchange policy, the arrangement of $200,000 financing for working capital purposes. These funds will be used to carry out the activity described in Item 1 of this report. Depending on the outcome of this activity the company may decide to seek further financing to expand its exploration work. There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements.

ITEM 3. CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14(c). Based upon the foregoing, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the three month period ended March 31, 2003.

PART II -OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Four reports on Form 8-K were filed relating to events that occurred during the quarter.

On January 2, 2003 we reported that:

On December 20, 2002 Pacific Source Capital Ltd. ("PSC") sold 3,500,000 restricted shares of common stock to seven individuals in consideration of US$0.07 per share. The sale by PSC was a 4(12) transaction and when the shares were acquired from PSC, a new holding period was imposed upon the shares. Prior to the transaction, PSC owned 3,864,743 shares of the Company's common stock which represented 38.1% of the total outstanding shares. After the transaction was completed, PSC owned 364,743 shares which represented 3.6% of the total shares of common stock outstanding.

On January 23 we reported that:

On January 20, 2003 Carl Hering, Phd Geology was appointed to the Board of Directors. Dr. Hering is a geologist with over 25 years of diversified technical and managerial experience in mineral exploration and corporate development. He was instrumental in two major discoveries in Latin America, each with over 3 million ounces of gold. He has experience in all aspects of exploration from generative to advanced projects, negotiations, acquisition evaluation, mine and corporate valuation, management, strategic planning and new program design and implementation.

On February 11 we reported that:

A $200,000 private placement was arranged. See Note 4(e) of the financial statements contained in Item 1 of this report.

On March 31 we reported that:

That on March 18, 2003 we entered an option agreement to acquire a 100% interest in the Blue Mountain Property. See Note 3 of the financial statements contained in Item 1 of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 10th day of May, 2003.

wwbroadcast.net inc.

By:	/s/ David De Witt
David De Witt, President and Principal Executive Officer
By:	Marcel de Groot
Marcel de Groot, Secretary and Principal Financial Officer

CERTIFICATION

I, David De Witt, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of wwbroadcast.net inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of May, 2003.

/s/ David De Witt David De Witt Principal Executive Officer

CERTIFICATION

I, Marcel de Groot, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of wwbroadcast.net inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of May, 2003.

/s/ Marcel de Groot Marcel de Groot Principal Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of wwbroadcast.net inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, David De Witt, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 6th day of May, 2003.

/s/ David de Witt David de Witt Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of wwbroadcast.net inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Marcel De Groot, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 6th day of May, 2003.

/s/ Marcel de Groot Marcel de Groot Chief Financial Officer