Form 10QSB
period 2003-06-30
WWBROADCAST NET INC
filed 2003-08-14
CIK 1101204

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number 333-41516

WWBROADCAST.NET INC.
 (Exact name of small business issuer as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0226032 (I.R.S. Employer Identification No.)

Suite 1600 - 777 Dunsmuir Street
PO BOX 10425
Vancouver, British Columbia
Canada V7Y 1K4
(Address of principal executive offices)

(604) 687-9931
 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

==================================================================================

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

wwbroadcast.net inc.

INTERIM FINANCIAL STATEMENTS

WWBROADCAST.NET INC.
(Expressed in United States dollars)

Consolidated Balance Sheets

	June 30, 2003 (unaudited)	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$196,325	$33,870
Amounts receivable	3,129	88
Prepaid expenses	--	--
Total current assets	199,454	33,958

Equipment	--	663

Total assets	$199,454	$34,621
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$56,006	$20,000
Payables to related parties (note 5)	41,665	34,260
	97,671	54,260

Subscriptions received in advance of share offering	343,301	--

Total current liabilities

Stockholders' deficiency:	440,972	54,260
Common stock, no par value, unlimited authorized shares; issued 10,141,946 at June 30, 2003, and at December 31, 2002 (note 4)	4,608,305	4,608,305
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(4,796,081)	(4,789,127)
Deficit accumulated since inception of new business(note 1)	(195,367)	--
Accumulated other comprehensive income: Cumulative translation adjustment	(41,121)	(21,563)
	(241,518)	(19,639)
Total liabilities and stockholders' deficiency	$199,454	$34,621

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

/s/ Marcel de Groot Marcel de Groot, Director	/s/ David De Witt David De Witt, Director

WWBROADCAST.NET INC.
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Operations

	Three month period ended June 30,		Six month period ended June 30,		Period from January 20/03 (inception of new business) to June 30, 2003
	2003	2002	2003	2002

Operating expenses:
Depreciation and amortization	375	2,230	721	4403	648
Consulting fees	11,764	6,153	28,292	12,050	28,292
Marketing and promotion	2,950	--	2,950	--	2,950
Exploration Expense	52,813	--	64,523	--	62,523
Filing fees	10,956	4,496	14,682	6,567	14,682
Investor relations	--	--	--	--	--
Management fees to related parties (note 5)	5,373	19,313	10,339	38,134	9,324
Wages and benefits	--	--	--	--	--
General and administrative	11,424	2,545	18,495	2,738	17,174
Professional fees	32,161	6,304	49,912	14,831	48,584
Rent	6,448	4,288	12,407	9,036	11,190
Loss on Disposal of Equipment	--	--	--	--	--
Write-down of intangible asset	--	--	--	--	--
Total Expenses	(134,264)	45,329	(202,321)	87,759	195,367

Loss from operations	(134,264)	(45,329)	(202,321)	(87,759)	(195,367)
Interest income (expense), net	--		--	(10,305)	--
Net loss for the period	$(134,264)	$(45,329)	$(202,321)	$(98,064)	$(195,367)
Loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)	$(0.02)
Weighted average number of common shares outstanding: basic and diluted	10,141,946	2,248,972	10,141,946	2,248,972	10,141,946

WWBROADCAST.NET INC.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Stockholders' Deficiency

	Common Shares		Additional Paid-In	Deficit accumulated Prior to Inception of New Business
	Shares	Amount	Capital	note (1)

Balance, December 31, 2001	2,462,811	$4,004,956	$182,746	$(4,662,393)

Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	2,666,667	209,520	--	--

Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	1,750,000	137,497	--	--

Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	896,129	70,409	--	--

Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	2,366,339	185,923	--	--

Loss for the period	--	--	--	(126,734)
Adjustment to cumulative translation account	--	--	--	--
Balance, December 31, 2002	10,141,946	4,608,305	182,746	(4,789,127)

Loss for the period	--	--	--	(6,954)
Adjustment to cumulative translation account	--	--	--	--
Balance, June 30, 2003	10,141,946	4,608,305	182,746	(4,796,081)

See accompanying notes to financial statements.

	Deficit Accumulated Since Inception of New Business note (1)	Cumulative Translation Adjustment	Total Stockholders' Deficiency	Comprehensive Income (loss)
Balance, December 31, 2001	--	$1,072	$(473,619)	$(466,928)

Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	--	--	209,520	--

Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	--	--	137,497	--

Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	--	--	70,409	--

Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	--	--	185,923	--

Loss for the period	--	--	(126,734)	(126,734)

Adjustment to cumulative translation account	--	(22,635)	(22,635)	(22,635)

Balance, December 31, 2002	--	(21,563)	(19,639)	(149,369)

Loss for the period	(195,367)	--	(202,321)	(202,321)

Adjustment to cumulative translation account	--	(19,558)	(19,558)	(19,558)

Balance, June 30, 2003	$(195,367)	$(41,121)	$(241,518)	$(243,442)

WWBROADCAST.NET INC.
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Cash Flows

	Three Month period ended June 30,		Six Month period ended June 30,		Period from Jan. 20, 2003 (inception of new business) to June 31,
	2003	2002	2003	2002	2003
Cash flow from operating activities:
Net loss	$(134,264)	$(45,329)	$(202,321)	$(98,064)	$(195,367)
Items not affecting cash:
Depreciation and amortization	375	2,230	721	4,403	648

Changes in operating assets and liabilities:
Amounts receivable	(1,127)	2,113	(3,041)	(410)	(3,041)
Prepaid expenses	--	--	--	--	--
Accounts payable and accrued liabilities	202	5,911	36,006	11,269	33,258
Net cash used in operating activities	(134,814)	(35,076)	(168,635)	(82,802)	(164,502)

Cash flow from financing activities:
Notes payable to related parties	--	12,945	--	12,945	--
Payable to Related Parties	21,364	41,449	7,405	41,449	3,272
Proceeds from subscriptions received in advance of share offering	204,126	98,268	343,301	98,268	343,302
Net cash provided by financing activities	$ 225,490	$152,662	$350,706	$198,830	$346,574

Increase (decrease) in cash and cash equivalents	90,676	117,587	182,071	117,587	182,072
Effect of exchange rate changes on foreign currency denominated cash balances	(15,826)	(26,257)	(19,616)	(24,938)	(19,617)
Cash and cash equivalents, beg. of period	121,475	71	33,870	311	33,870
Cash and cash equivalents, end of period	$ 196,325	$91,401	$196,325	$91,401	$196,325
Supplemental disclosure:
Interest paid (received) net	--	--	--	$10,172	$--
Income taxes	--	--	--	--	--

The accompanying notes are an integral part of these financial statements

WWBROADCAST.NET INC.

Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Six month period ended June 30, 2003 and 2002
Period from January 20, 2003 (inception of new business) to June 30, 2003

1.     Nature of Operations:

The Company was incorporated on June 24, 1986 in British Columbia, Canada. In July 1999, the Company redomiciled to Wyoming State, USA. From July 1999 until January 2003, as described in the Company's consolidated financial statements filed with the 2002 annual report on Form 10-KSB, the Company's focus was on the streaming-media business. These ceased efforts in January 2003. During the six month period ended June 30, 2003 the Company refocused its efforts from the streaming-media business and entered the mining exploration business (note 3). As the Company has no producing properties, financial information from January 20, 2003, the inception of the mining business, has been presented in these financial statements. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all.

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

2.     Significant Accounting Policies:

(a)     Basis of presentation:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There are no material measurement differences to these financial statements to Canadian generally accepted accounting principles (see note 7). The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended June 30, 2003 are not necessarily indicative of what the results will be for the 2003 fiscal year.

In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2003 and for the periods ended June 30, 2003 and 2002.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB which includes the Company's financial statements for the year ended December 31, 2002.

2.     Significant Accounting Policies (Cont'd):

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

As no options were granted in the six month periods ended June 30, 2003 and 2002, no pro forma loss and loss per share disclosure is required.

(f)     Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (June 30, 2002 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4 (a)).

Diluted loss per share is computed using the weighted average number of common and potentially dilutive commons shares outstanding during the period. Excluded from the calculation of diluted loss per share are zero stock options (2002 - 83,800).

2.   Significant Accounting Policies (Cont'd):

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

4.     Stockholders' Equity:

(a)     Escrowed stock:

At June 30, 2003, 213,839 (2002 - 213,839) common shares outstanding were held in escrow.

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

(b)     Stock options and stock-based compensation:

A summary of the status of the Company's stock options at June 30, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	--	$--	83,800	$2.60
Granted	--	--	--
Exercised	--	--	--	--
Expired/cancelled	--	--	83,800	2.60
Outstanding, end of year	--	$--	--	$--
Options exercisable	--	$--	--	$--

As no options were granted in the six month periods ended June 30, 2003 and 2002, pro forma loss and loss per share equals net loss and loss per share.

(c)     Warrants:

At June 30, 2003, 4,416,667 warrants are outstanding which entitle the holder to subscribe for one additional common share of the Company until July 5, 2004 at a price of CDN$0.16 (approximately USD$0.12).

(d)     Private Placement

During the six-month period ended June 30, 2003, the Company announced it had arranged the private placement of 2,250,000 units at a price of US$0.20 per unit for a total of US$450,000. Each unit consists of one common share and one-half of a non-transferable share purchase warrant exercisable over a two (2) year period. Each whole share purchase warrant will entitle the holder to subscribe for one additional common share at a price of US$0.25 during the first year and US$0.30 during the second year. The units will be subject to applicable Canadian and U.S. hold periods.

4.     Stockholders' Equity: (cont'd)

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

5.     Related Party Transactions:

In addition to related party transactions disclosed elsewhere in these financial statements:

(a)   During the period ended June 30, 2003, the Company paid or accrued management fees, disbursements, geological consulting and other consulting fees of $ 56,928 (2002 - $59,220) to directors and a company controlled by two directors.

(b)   The Company is currently charged by Pacific Source Capital Ltd. Cdn$2,500 per month in consideration for which Pacific Source Capital Ltd. provides the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

(c)   Total charges made by Pacific Source Capital Ltd. were as follows:

2003 2002	$ 10,339 $ 38,134

The Company agreed to continue the Corporate Advisory Agreement with Pacific Source Capital Ltd. on a month-to-month basis, the terms of which are the same as those described in Note 5 (b).

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

(b)   Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at June 30, 2003.

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

Six months ended June 30,
	2003	2002
Loss for the period, US GAAP	$(202,321)	$(98,064)
Loss for the period, Canadian GAAP	$(202,321)	$(98,064)
Loss per share, Canadian GAAP	$(0.02)	$(0.04)

8.     Subsequent Events:

Subsequent to period end the Company closed the private placement discussed in Note 4 (d)

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of June 30, 2003, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the six month period ended June 30, 2003, for the year ended December 31, 2002 and for the period from the inception of our mining business as of January 1, 2003 to June 30, 2003 of $ 202,321 $126,734 and $193,993, respectively. We did not earn any revenues during the six-month period ended June 30, 2003.

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

Results of Operations

We have included in this quarterly report financial statements for the six month periods ended June 30, 2003 and 2002 and the period from January 20, 2003 (being the date of inception of our new business) to June 30, 2003.

Six-month period ended June 30, 2003

We incurred a net loss of $202,321 for the six-month period ended June 30, 2003, resulting in a loss per share of $0.02. The loss was attributable to operating expenses of $202,321.

During the period we incurred consulting fees of $28,292 and $721 in depreciation and amortization, $12,407 in rent, 2,950 in marketing and promotion, $14,682 in filing fees, $10,339 in management fees, $18,495 in general and administrative expenses $64,523 in exploration expense and $49,912 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $64,523 on exploration activity compared to nil in the previous year's period. Professional fees increased due to increased filing and reporting activities due to our entering the mining business. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased due as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain property.

Six-month period ended June 30, 2002

We incurred a net loss of $98,064 for the six-month period ended June 30, 2002, resulting in a loss per share of $0.04. The loss was attributable to operating expenses of $87,759 and interest expense of $10,305.

During the period we incurred consulting fees of $12,050, $4,403 in depreciation and amortization, $9,036 in rent, $6,567 in filing fees, $38,134 in management fees, $2,738 in general and administrative expenses and $14,831 in professional fees.

Period of inception of the mining business, January 20, 2003 to June 30, 2003

We incurred a net loss of $195,367 for the six-month period ended June 30, 2003, resulting in a loss per share of $0.01. The loss was attributable to operating expenses of $195,367.

During the period we incurred consulting fees of $28,292 and $648 in depreciation and amortization, $11,190 in rent, $14,682 in filing fees, $9,324 in management fees, $17,174 in general and administrative expenses $62,523 in exploration expense and $48,584 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $62,523 on exploration activity compared to nil in the previous year's period. Professional fees increased due to increased filing and reporting activities due to our entering the mining business. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased due as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain property.

Balance Sheets

Total cash and cash equivalents as at June 30, 2003 and December 31, 2002 were, respectively, $196,325 and $33,870. Working capital as at June 30, 2003 and December 31, 2002 were, respectively, $101,784 and $(20,302).

The deficiency in working capital between June 30, 2003 and December 31, 2002 was attributable to funds received in advance of issuance of subscriptions offset by expenses and the increase effects of foreign currency translation. No revenue was generated during the period.

Total share capital as at June 30, 2003 and December 31, 2002 was, respectively, $4,608,305 and $4,608,305.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue for business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding share purchase warrants will be exercised.

During the six-month period ended June 30, 2003 we announced, as required by TSX Venture Exchange policy, the arrangement of $200,000 financing for working capital purposes. Subsequent to period end the financing was increased to $450,000 and was closed. These funds will be used to carry out the activity described in Item 1 of this report. Depending on the outcome of this activity the company may decide to seek further financing to expand its exploration work. There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements.

ITEM 3.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have established and are currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our Company is made known to them as soon as it is known by others within our Company. Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date our company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)   Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date this 14th day of August, 2003.

wwbroadcast.net inc.

By:	/s/ David De Witt
David De Witt, President and Principal Executive Officer

By:	/s/ Marcel de Groot
Marcel De Groot, Secretary and Principal Financial Officer