Form 10QSB
period 2003-09-30
LUNA GOLD CORP
filed 2003-11-19
CIK 1101204

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number 333-41516

LUNA GOLD CORP.
(Exact name of small business issuer as specified in its charter)

Wyoming	98-0226032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1600 - 777 Dunsmuir Street
P.O. BOX 10425
Vancouver, British Columbia
Canada V7Y 1K4
(Address of principal executive offices)

(604) 687-9931
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]     No [   ]

Shares outstanding as at November 18, 2003: 12,441,946

==================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LUNA GOLD CORP.
INTERIM FINANCIAL STATEMENTS

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Balance Sheets

	September 30,	December
	2003	31,
	(unaudited)	2002
Assets

Current assets:
Cash and cash equivalents	$179,397	$33,870
Amounts receivable	5,260	88
Prepaid expenses	15,776	--

Total current assets	200,433	33,958

Equipment	3,166	663

Total assets	$203,599	$34,621
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$46,202	$20,000
Payables to related parties (note 5)	47,638	34,260
Total current liabilities	93,840	54,260

Stockholders' equity (deficiency):
Common stock, no par value, unlimited authorized shares; issued 12,441,946 at September 30, 2003, and 10,141,946 at December 31, 2002 (note 4)	5,068,305	4,608,305
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(4,796,118)	(4,789,127)
Deficit accumulated since inception of new business (note1)	(314,800)	--
Accumulated other comprehensive income:
Cumulative translation adjustment	(30,374)	(21,563)
	109,759	(19,639)
Total liabilities and stockholders' equity (deficiency)	$203,599	$34,621

The accompanying notes are an integral part of these financial statements
Approved on behalf of the Board:

/s/ Marcel de Groot Marcel de Groot, Director	/s/ David E. De Witt David E. De Witt, Director

LUNA GOLD CORP.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Operations

	Three month period ended September 30,		Nine month period ended September 30,		Period from January 20/03 (inception of new business)to Sept. 30/03
	2003	2002	2003	2002

Operating expenses:
Depreciation and amortization	276	2,219	997	6,621	886
Consulting fees	10,084	5,512	38,376	17,563	38,376
Marketing and promotion	3,595	--	6,545	--	6,545
Exploration Expense	63,749	--	128,272	--	126,272
Filing fees	5,376	2,793	20,059	9,360	20,059
Investor relations	--	--	--	--	--
Management fees to related
parties (note 5)	5,446	9,661	15,784	47,795	14,770
Wages and benefits	--	--	--	--	--
General and administrative	2,302	803	20,797	3,541	19,476
Professional fees	22,107	5,345	72,020	20,176	70,692
Rent	6,535	3,848	18,941	12,884	17,724
Loss on Disposal of Equipment	--	--	--	--	--
Total Expenses	(119,470)	(30,181)	(321,791)	(117,940)	314,800

Loss from operations	(119,470)	(30,181)	(321,791)	(117,940)	(314,800)
Interest income (expense), net	--	6,447	--	(3,858)	--
Net loss for the period	(119,470)	$(23,734)	$(321,791)	$(121,798)	$(314,800)

Loss per common share, basic and
diluted	(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.03)

Weighted average number of
common shares outstanding:
basic and diluted	11,466,946	9,487,847	10,588,446	4,688,446	10,623,764

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Shares		Additional Paid-In	Deficit accumulated Prior to Inception of New
	Shares	Amount	Capital	Business

Balance, December 31, 2001	2,462,811	$4,004,956	$182,746	$(4,662,393)

Issuance of common stock on Private Placement
to employees (July 5, 2002 - $0.08 per share)	2,666,667	209,520	--	--

Issuance of common stock on Private Placement
to non-employees (July 5, 2002 - $0.08 per
share)	1,750,000	137,497	--	--

Issuance of common stock for debt to non-
employees (July 5, 2002 - $0.08 per share)	896,129	70,409	--	--

Issuance of common stock for debt to
employees (July 5, 2002 - $0.08 per share)	2,366,339	185,923	--	--

Loss for the period	--	--	--	(126,734)

Adjustment to cumulative translation account	--	--	--	--

Balance, December 31, 2002	10,141,946	4,608,305	182,746	(4,789,127)

Loss for the period	--	--	--	(6,991)

Issuance of common stock on Private Placement
(August 8, 2003)	2,250,000	450,000	--	--

Issuance of common stock for exploration
(August 8, 2003)	50,000	10,000	--	--

Adjustment to cumulative translation account	--	--	--	--

Balance, September 30, 2003	12,441,946	$5,068,305	$182,746	$(4,796,118)

The accompanying notes are an integral part of these financial statements

	Deficit Accumulated Since Inception of New Business	Cumulative Translation Adjustment	Total Stockholders' Equity (Deficiency)	Comprehensive Income (loss)

Balance, December 31, 2001	--	$1,072	$(473,619)	$(466,928)

Issuance of common stock on Private
Placement to employees (July 5, 2002 -
$0.08 per share)	--	--	209,520	--

Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	--	--	137,497	--

Issuance of common stock for debt to non-
employees (July 5, 2002 - $0.08 per share)	--	--	70,409	--

Issuance of common stock for debt to
employees (July 5, 2002 - $0.08 per share)	--	--	185,923	--

Loss for the period	--	--	(126,734)	(126,734)

Adjustment to cumulative translation
account	--	(22,635)	(22,635)	(22,635)

Balance, December 31, 2002	--	(21,563)	(19,639)	(149,369)

Loss for the period	(314,800)	--	(321,791)	(321,791)

Issuance of common stock on Private
Placement (August 8, 2003)	--	--	450,000	--

Issuance of common stock for exploration
(August 8, 2003)	--	--	10,000	--

Adjustment to cumulative translation
account	--	(8,811)	(8,811)	(8,811)

Balance, September 30, 2003	$(314,800)	$(30,374)	$109,759	$(330,602)

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Consolidated Statements of Cash Flows

	Three Month period ended September 30,		Nine Month period ended September 30,		Period from Jan. 20, 2003 (inception of new business) to Sept. 30,
	2003	2002	2003	2002	2003
Cash flow from operating activities:
Net loss	$(119,470)	$(23,734)	$(321,791)	$(121,798)	$(314,800)
Items not affecting cash:
Depreciation and amortization	276	2,219	997	6,621	886
Issuance of shares for exploration	10,000	--	10,000	--	10,000

Changes in operating assets and liabilities:
Amounts receivable	(2,131)	3,789	(5,172)	3,379	(5,172)
Prepaid expenses	(15,776)	--	(15,776)	--	(15,776)
Accounts payable and accrued liabilities	(15,763)	(8,970)	26,202	2,293	23,416
Net cash used in operating activities	(142,864)	(26,702)	(305,540)	(109,505)	(301,446)

Cash flow from investing activities:
Purchase/disposal of equipment	(3,332)		(3,332)		(3,332)
Net cash used in investing activities	(3,332)		(3,332)		(3,332)

Cash flow from financing activities:
Notes payable to related parties	--	(214,599)	--	(200,240)	--
Payable to Related Parties	11,932	(58,590)	13,378	27,813	9,245
Proceeds from issuance of shares for cash	450,000	347,077	450,000	347,012	450,000
Proceeds from subscriptions received in
advance of share offering	(343,301)	(98,268)	--	--	--
Net cash provided by financing activities	118,631	(24,440)	463,378	174,590	459,245

Increase (decrease) in cash and cash equivalents	(27,565)	(51,142)	154,506	65,086	154,467
Effect of exchange rate changes on foreign
currency denominated cash balances	10,637	2,390	(8,979)	(22,747)	(8,940)
Cash and cash equivalents, beg. of period	196,325	91,401	33,870	311	33,870
Cash and cash equivalents, end of period	$179,397	$42,649	$179,397	$42,649	$179,397
Supplemental disclosure:
Interest paid (received) net	--	6,447	--	$3,858	$--
Income taxes	--	--	--	--	--
Issuance for common stock for debt	--	256,332	--	--	--

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Nine-month period ended September 30, 2003 and 2002
Period from January 20, 2003 (inception of new business) to September 30, 2003
_______________________________________________________________________________________________

  Nature of Operations:

  The Company was incorporated on June 24, 1986 in British Columbia, Canada. In July 1999, the Company redomiciled to Wyoming State, USA. From July 1999 until January 2003, as described in the Company's consolidated financial statements filed with the 2002 annual report on Form 10-KSB, the Company's focus was on the streaming-media business. These ceased efforts in January 2003. During the nine month period ended September 30, 2003 the Company refocused its efforts from the streaming-media business and entered the mining exploration business (note 3). As the Company has no producing properties, financial information from January 20, 2003, the inception of the mining business, has been presented in these financial statements. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all.

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

  Significant Accounting Policies:

  (a)   Basis of presentation:

  The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There are no material measurement differences to these financial statements to Canadian generally accepted accounting principles (see note 7). The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended September 30, 2003 are not necessarily indicative of what the results will be for the 2003 fiscal year.

  In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2003 and for the periods ended September 30, 2003 and 2002.

  Significant Accounting Policies (Cont'd):

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

  Significant Accounting Policies (Cont'd):

  A total of 810,000 options were granted in the nine-month period ended September 30, 2003 (nil: 2002). Pro forma loss per share, basic and diluted are equal to the reported loss and loss per share for the periods ended September 30, 2003 and 2002 as the fair value of these options granted is insignificant in the period ended September 30, 2003. The fair value has been calculated using the Black-Scholes option pricing model and the following factors: volatility - 90%; risk-free interest rate - 5%; dividend yield - nil; term - five years. The fair value of each option granted is $0.18.

  (f)   Loss per share:

  Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (September 30, 2002 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4 (a)).

  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Excluded from the calculation of diluted loss per share are 810,000 stock options (2002 - 83,800).

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

  Mining Property Interests (Cont'd):

  In accordance with the terms of its agreement with Nassau, the Company has agreed that in order to acquire a 100% interest in the Blue Mountain Project, the Company will make the following payments and issue the following shares to Nassau:

(a)

  50,000 shares were issued August 8, 2003 when the TSX Venture Exchange (the "TSX") approved (the "Approval Date") the Blue Mountain Project as a "qualifying property" (as defined within the rules and policies of the TSX);

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

  Stockholders' Equity:

  (a)   Escrowed stock:

  At September 30, 2003, 213,839 (2002 - 213,839) common shares outstanding were held in escrow.

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

  Stockholders' Equity (Cont'd):

  (b)   Stock options and stock-based compensation:

  A summary of the status of the Company's stock options at September 30, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	--	$--	83,800	$2.60
Granted	810,000	0.25	--
Exercised	--	--	--	--
Expired/cancelled	--	--	83,800	2.60
Outstanding, end of period	810,000	$0.25	--	$--
Options exercisable	--	$--	--	$--

  A total of 810,000 options were granted in the nine-month period ended September 30, 2003 (nil: 2002) which vest in three tranches over six, twelve and eighteen months.

  (c)   Warrants:

  At September 30, 2003, 4,416,667 warrants are outstanding which entitle the holder to subscribe for one additional common share of the Company until July 5, 2004 at a price of CDN$0.16 (approximately $0.12).

  (d)   Private Placement

  On August 8, 2003, the Company closed a private placement of 2,250,000 units at a price of $0.20 per unit for a total of $450,000. Each unit consists of one common share and one-half of a non-transferable share purchase warrant exercisable over a two (2) year period. Each whole share purchase warrant will entitle the holder to subscribe for one additional common share at a price of $0.25 during the first year and $0.30 during the second year. The units will be subject to applicable Canadian and U.S. hold periods.

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

  Related Party Transactions:

  In addition to related party transactions disclosed elsewhere in these financial statements:

  (a)   During the period ended September 30, 2003, the Company paid or accrued management fees, disbursements, geological consulting and other consulting fees of $66,939 (2002 - $78,242) to directors and a company controlled by two directors.

  (b)   The Company is currently charged by Pacific Source Capital Ltd. Cdn$2,500 per month in consideration for which Pacific Source Capital Ltd. provides the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

  (c)  Total charges made by Pacific Source Capital Ltd. were as follows:

2003	$15,784
2002	$47,795

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

  (b)  Foreign currency risk:

  Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at September 30, 2003.

  Canadian Generally Accepted Accounting Principles:

  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") which differ in certain respects with accounting principles generally accepted in Canada ("Canadian GAAP"). Reference should be made to the annual financial statements for a description of the material

  Canadian Generally Accepted Accounting Principles (Cont'd):

  differences. Material measurement differences to these financial statements are as follows:

	Nine months ended September 30,
	2003	2002
Loss for the period, US GAAP	$(321,791)	$(121,798)
Loss for the period, Canadian GAAP	$(321,791)	$(121,798)
Loss per share, Canadian GAAP	$(0.03)	$(0.03)

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of September 30, 2003, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the nine month period ended September 30, 2003, for the year ended December 31, 2002 and for the period from the inception of our mining business as of January 20, 2003 to September 30, 2003 of $321,791 $126,734 and $314,800, respectively. We did not earn any revenues during the nine-month period ended September 30, 2003.

During the period we refocused our efforts toward the mining business and optioned the right to acquire the Blue Mountain Project. The acquisition of the property was approved by TSX Venture Exchange on August 8, 2003. Our stock resumed trading following the approval. See Note 3 of the financial statements contained in Item 1 for further details. During the period we also closed a private placement in the amount of $450,000. The proceeds of which are being used to perform work on the Blue Mountain Property, as described below, and for working capital purposes. See Note 4 of the financial statements contained in Item 1 for further details. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in our property until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

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

The agreement with Nassau grants us a purchase option on 31 unpatented mining claims known as the Blue Mountain Project, located in Humbolt County, Nevada. In accordance with the terms of the agreement with Nassau, we, at our option, have the right to acquire a 100% interest in the Blue Mountain Project by issuing 100,000 shares of common stock and making payments totaling $1,490,000 to Nassau over a six-year period.

Initially, we issued 50,000 shares upon the exchange approving (the "Approval Date") the Blue Mountain Project as a "qualifying property". One year following the Approval Date (August 8, 2003), we will issue Nassau an additional 50,000 shares. On years two through five we will make cash payments totaling $190,000, with a final payment of $1,300,000 due on the sixth anniversary of the Approval Date.

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

Location and Access

The Blue Mountain Project consists of thirty-one un-patented mining claims. The property is located in Humboldt County, Nevada approximately 20 miles west of Winnemucca. There is dirt road access to the property. Exploration work may be carried out on a year-round basis.

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

Results of Operations

We have included in this quarterly report financial statements for the nine-month periods ended September 30, 2003 and 2002 and the period from January 20, 2003 (being the date of inception of our new business) to September 30, 2003.

Nine-month period ended September 30, 2003

We incurred a net loss of $321,791 for the nine-month period ended September 30, 2003, resulting in a loss per share of $0.03. The loss was attributable to operating expenses of $321,791.

During the period we incurred consulting fees of $38,376 and $997 in depreciation and amortization, $18,941 in rent, 6,545 in marketing and promotion, $20,059 in filing fees, $15,784 in management fees, $20,797 in general and administrative expenses $128,272 in exploration expense and $72,020 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $128,272 on exploration activity compared to nil in the previous year's period as we entered the mining business during the year. Professional fees increased due to increased filing and reporting activities due to our entering the mining business. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased due as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain property.

Nine-month period ended September 30, 2002

We incurred a net loss of $121,798 for the nine-month period ended September 30, 2002, resulting in a loss per share of $0.03. The loss was attributable to operating expenses of $117,940 and interest expense of $3,858.

During the period we incurred consulting fees of $17,563, $6,621 in depreciation and amortization, $12,884 in rent, $9,360 in filing fees, $47,795 in management fees, $3,541 in general and administrative expenses and $20,176 in professional fees.

Period of inception of the mining business, January 20, 2003 to September 30, 2003

We incurred a net loss of $314,800 for the nine-month period ended September 30, 2003, resulting in a loss per share of $0.03. The loss was attributable to operating expenses of $314,800.

During the period we incurred consulting fees of $38,376 and $886 in depreciation and amortization, $17,724 in rent, $20,059 in filing fees, $14,770 in management fees, $19,476 in general and administrative expenses $126,272 in exploration expense and $70,692 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $126,272 on exploration activity compared to nil in the previous year's period as we entered the mining business during the year. Professional fees increased due to increased filing and reporting activities due to our entering the mining business. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased due as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain property.

Balance Sheets

Total cash and cash equivalents as at September 30, 2003 and December 31, 2002 were, respectively, $179,397 and $33,870. Working capital as at September 30, 2003 and December 31, 2002 were, respectively, $106,593 and $(20,302).

The increase in working capital between September 30, 2003 and December 31, 2002 was attributable to funds received from the private placement of $450,000 completed during the quarter offset by expenses and the increase effects of foreign currency translation. No revenue was generated during the period.

Total share capital as at September 30, 2003 and December 31, 2002 was, respectively, $5,068,305 and $4,608,305.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue for business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding share purchase warrants will be exercised.

During the nine-month period ended September 30, 2003 we completed a private placement in the amount of $450,000 for working capital purposes. These funds will be used to carry out the activity described in Item 1 of this report. Depending on the outcome of this activity the company may decide to seek further financing to expand its exploration work. There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

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

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

(c)   During the nine-month period ended September 30, 2003 we completed a private placement in the amount of $450,000 for working capital purposes. These funds will be used to carry out the activity described in Item 1 of this report. Depending on the outcome of this activity the company may decide to seek further financing to expand its exploration work. There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

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

(b)     Reports on Form 8-K

Two reports on Form 8-K have been filed:

One report was filed on Form 8-K during the three-month period ended September 30, 2003 and one was filed subsequent to the period end:

On September 22, 2003, we announced that we granted incentive stock options to certain eligible participants pursuant to its Stock Option Plan entitling them to purchase a total of 810,000 common shares of our capital stock at a price of $0.25 per share, exercisable on or before September 21, 2008. Any securities issued on exercise thereof will be subject to a four-month hold period expiring January 22, 2004.

On October 2, 2003, we announced that we had acquired a 100% interest in a new gold property by the recent staking of 22 claims (440 acres) in Nevada.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date this 18th day of November 2003.

LUNA GOLD CORP.

By:	/s/ David E. De Witt
David E. De Witt, President and Principal Executive Officer

By:	/s/ Marcel de Groot
Marcel De Groot, Secretary and Principal Financial Officer