Form 10KSB
period 2003-12-31
LUNA GOLD CORP
filed 2004-04-12
CIK 1101204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 333-41516

LUNA GOLD CORP.
 (formerly wwbroadcast.net inc.)

(Name of small business issuer in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0226032 (I.R.S. Employer Identification No.)

Suite 1600, 777 Dunsmuir Street,
Vancouver, British Columbia, Canada V7Y 1K4
(Address of principal executive offices, including postal code)

(604) 689-7317
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for the most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the TSX Venture Exchange as at March 20, 2004: $3,710,269

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,441,948

LUNA GOLD CORP.
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company

We were incorporated under the laws of the Province of British Columbia on June 24, 1986 under the name "Belcarra Resources Ltd." We changed our name to "Belcarra Motors Corp." on October 12, 1994, and to "Predator Ventures Ltd." on September 10, 1997. We were continued to the State of Wyoming effective July 14, 1999 and, on September 9, 1999, we filed Articles of Amendment which increased our authorized capital from 100,000,000 common shares with no par value to unlimited common shares with no par value. On November 16, 1999, we changed our name to wwbroadcast.net, inc. to reflect our streaming media business which we had commenced on July 1, 1999, when we began seeking a suitable Internet-based business for acquisition. On December 3, 1999, we were registered as an extra-provincial company under the Company Act of British Columbia. Subsequent to the end of the period, we acquired a mineral exploration property known as the Blue Mountain Project and changed our name to Luna Gold Corp. We are now engaged in the business of mineral exploration.

Business Development of Issuer During Last Three Years

On November 15, 1999, we acquired all rights in and to High Tech Venture Capital Inc.'s business of developing an Internet website and Content Websites to aggregate, distribute and market a selection of streaming media programming (that is, live or archived audio and video programming) via the Internet under the name "Worldwide Broadcast Network". The acquisition was effected pursuant to an Asset Purchase Agreement with High Tech Venture Capital Inc., which had been preceded by a Letter of Intent dated July 9, 1999, and which became effective on November 15, 1999. The assets that were acquired included the ownership of a number of domain names relevant to the implementation of our business model. The consideration for the acquisition was Cdn$70,000 and the issuance of 3,000,000 of our common shares.

Concurrent with the acquisition, we effected the name change to wwbroadcast.net inc., as well as a 2 for 1 share consolidation, such that each of our shareholders received one share of our common stock after consolidation for every two shares of common stock previously held by the shareholder.

Our former website, wwbc.net (the "Website"), became operational on March 9, 2000. The Website offered users access to various subsidiary content distribution websites (the "Content Websites"), through which users with multimedia enabled personal computers or certain other Internet-attached devices could access Internet links to various providers of streaming media programming, organized by logical categories and subcategories to facilitate searches for such programming in a convenient and user-friendly manner. During July 2002 we completed a private placement as well as a 5 for 1 share consolidation, such that each of our shareholders received one share of our common stock after consolidation for every five shares of common stock previously held by the shareholder. In March 2003, we entered into an option agreement pursuant to which we have the right to acquire the Blue Mountain Project mentioned above.

On August 8, 2003, we changed our name to "Luna Gold Corp." to more accurately reflect our business and the fact that we are focusing our efforts on exploration of the property for precious metal ore deposits.

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

Our business

We are engaged in the acquisition and exploration of metallic mineral properties. During March 2003, we entered into an option agreement granting us the right to acquire 100% of a mineral exploration property known as the Blue Mountain Project. We will focus our existing working capital on the exploration of this property as well as the review of other mineral exploration properties for potential acquisition.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, or reserve, exits in our property until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Blue Mountain Property Option

We entered into an agreement dated March 20, 2003 with Nassau Ltd. ("Nassau"), a private U.S. company, to acquire its interest in a mineral exploration property located in Nevada.

The agreement with Nassau grants us a purchase option on 31 unpatented mineral claims (620 acres) known as the Blue Mountain Project, located in Humbolt County, Nevada. In accordance with the terms of the agreement with Nassau, we, at our option, have the right to acquire a 100% interest in the Blue Mountain Project by issuing 100,000 shares of common stock and making payments totaling $1,490,000 to Nassau over a six year period.

On August 8, 2003 we issued 50,000 shares to Nassau, being the date on which the TSX Venture Exchange (the "Exchange") approved (the "Approval Date") the Blue Mountain Project as a "qualifying property." One year following the Approval Date, we will, at our option, issue Nassau an additional 50,000 shares. On years two through five we will, at our option, make cash payments totaling $190,000, with a final payment of $1,300,000 due on the sixth anniversary of the Approval Date.

Upon making the final payment to Nassau, we will then own 100% of the Blue Mountain Project, subject only to a retained 2% net smelter royalty ("NSR") on gold recovered from the Blue Mountain Project. We will have the right to buy down the 2% NSR to a 1% NSR by paying Nassau the sum of $1,500,000 at any time prior to completion of the first year of production. All payments are in U.S. dollars and the transaction with Nassau is at arm's length.

Location and Access

A good gravel, maintained and all-weather road (the Jungo Road) links the project to Winnemucca. Local access from the Jungo Road (the last five miles to the project area) is via unimproved dirt road, but this road is accessible by a two-wheel drive vehicle.

The Blue Mountain Project is located in the Basin and Range province of Nevada, an area of broad flat basins divided by high mountain ranges. Elevations in the Basin and Range province range from about 4,000 feet to nearly 11,000 feet. Rivers are rare and most drainage is to the nearest basin.

The climate around Blue Mountain is a desert climate characterized by dry warm summers and dry cool winters. Precipitation is less than ten inches per year. At the Blue Mountain project vegetation consists primarily of sage bush, tumbleweeds and grasses.

Property Geology

The property is underlain by a thick sequence of older sedimentary rocks consisting of mudstone, siltstone, and sandstone; all of which are regionally metamorphosed to a low degree. Younger felsic and fine-grained basic rocks intrude the above rocks along faults. The felsic rocks are ubiquitous in drill holes within the altered and mineralized zones. Remnant patches of volcanic rocks and volcanic sediments are locally preserved on top of the older rocks.

High- and low-angle faults dissect all rocks on the property. A major west-dipping, low angle fault encountered at depth in drilling separates the two principal older rock formations found on the property. This low- angle fault underlies a large portion of the property, dips west at a shallow angle, and extends further west under pediment cover. This fault is 25 feet to over 100 feet thick, is extensively broken, and is an important zone for localization of non-economic, low-grade gold mineralization found on the property.

Several sets of high-angle faults also dissect all the above rocks and are the principal locus of alteration exposed on the surface of the property. These high-angle faults are potentially the controlling structures for gold mineralization developed along the above-discussed low-angle fault. These high-angle faults carry higher-grade gold mineralization and are important to the structural preparation of all of the rock units.

Prior geologic mapping has identified at least five northeast trending and seven northwest trending faults. Both sets of these faults appear to have been channel ways for mineralizing fluids, as zones of mineralization are found on or surrounding these faults. The north-south faults appear to be the latest set of fault.

The Blue Mountain Project was optioned because geologic evaluation determined that it had sufficient merit to justify further expenditure of money to continue exploration efforts. Also, it is situated in an area which has been postulated to lie along an important regional structural trend of precious-metal mineralization historically. Carl Hering, one of four Directors, was involved in the evaluation and selection of this property. He has a PhD in Geology from the University of Oregon (1981) and has worked in the exploration and mining industry for over 20 years.

Previous Exploration

Numerous mining and exploration companies have worked on the property during the past 20 years as detailed below. Most of our work thus far has centered on compilation and evaluation of this past work, however late in 2003 an initial field investigation program was completed.

Geological, alteration mapping and rock chip including trench sampling was initially done by a private US corporation in 1983. Results of this work suggested that a precious metal-bearing system was responsible for the exposed alteration on the property. Billiton Minerals optioned the property from Nassau in 1984 and conducted additional geological mapping and geochemical sampling. In 1985, Billiton began a drilling program. Between 1985 and 1987 Billiton drilled a total of 50 drill holes with the best result being drill hole BM- 44 which contained 55 feet (200 feet depth to 255 feet depth - bottom of hole) assaying .055 ounces per ton of gold and 1.53 ounce per ton of silver. Billiton subsequently terminated their option agreement with Nassau.

Subsequently, Prime Exploration carried out an aerial geophysical survey in 1988 and also conducted a ground geophysical survey in the same year. Prime then drilled three core holes and three rotary holes. Prime returned the property to Nassau in 1988.

In 1989, Placer Dome optioned the property from Nassau and undertook a biogeochemical sampling program and a seismic geophysical program in the covered areas of the western portion of the property. Results of the biogeochemical sampling program are not available. The geophysical work suggested seventeen (17) possible drill targets. Placer Dome tested nine (9) of these anomalies with rotary drill holes, only two of which are located on the current property. Results were negative, and Placer Dome dropped their option on the property in 1990.

Lac Minerals carried out a compilation of previous data in 1991 and drilled 12 new rotary drill holes. Some of these holes returned the best results on the property to date. Hole number BM-68 returned 85 feet assaying 0.091 ounces per ton gold (from 305 feet depth to 390 feet depth) and hole number BM-77 returned 115 feet assaying 0.044 ounces per ton gold (from 245 feet depth to 360 feet depth). LAC subsequently relinquished their option on the property.

Blue Desert Mining drilled 11 rotary holes and one large diameter geothermal exploration hole between 1994 and 1998. Results of this work are incomplete, but one of their holes, drilled in the previously untested northern portion of the property, returned 150 feet assaying 0.0174 ounces per ton gold in the low-angle mineralized zone (from 285 feet depth to 435 feet depth).

The most recent work on the property, prior to our involvement, was conducted by Newmont Gold. Newmont completed an airborne geophysical survey over the property in 2000 and drilled a total of 2,560 feet of rotary and 680 feet of core in five drill holes in 2001.

Zonge Geosciences reinterpreted the Newmont airborne geophysical data for us. Several untested anomalies were identified both under the pediment and along the range front. To date, field investigation of these anomalies by us has just been initiated.

No resource or reserve has currently been defined on the property. Past drill hole testing has returned both encouraging and disappointing results. Some drill holes indicate what could be economically viable results if similar results in nearby holes were obtained. To date this has not been shown to be the case. Because of the wide drill hole spacing more work is judged to be practical in certain of the untested areas.

Proposed Exploration Work

To further evaluate the property we proposed a two-stage program. We planned to compile the historic geological and assay drill data into a digital database, review the existing geophysics, and refine potential targets to properly locate new drill holes. A geologic review of the existing data will verify the geologic setting and the possible extensions to already intercepted high-grade zones at depth and within the main mineralized zone, the low-angle fault. Geologic mapping in the north and northeast areas, especially along the northeast trending faults, is required to obtain more detailed information regarding these structures and extensions. Additional geophysical surveys are proposed to evaluate the potential for high-grade targets under the pediment cover.

After completing the above-described work we may complete additional drilling to evaluate any new geologic or geophysical targets. Also, some core drilling, designed to evaluate the higher grade, high-angle structures may be undertaken as well.

The first stage was planned to take about four months, and cost up to $59,000.

Stage 1 will include re-processing existing geophysical data, undertaking new geophysical work and completing new surface mapping and sampling. We will also run gravity and magnetics testing. Geologic mapping work and completing new surface mapping and will also be performed. The objective of Phase 1 is to determine targets for drilling.

Stage 2 will consist of road construction, reclamation work, and the drilling of up to 2,000 feet of reverse circulation drilling and 2,000 feet of core drilling. Phase 2 will only occur if suitable drill targets are identified. We may attempt to interest another company in the property before, during or after Phase 1.

Stage 2 is expected to take about four months and costs up to $117,000.

We will be utilizing self-contained, diesel-powered generators to source power at the property when undertaking the proposed exploration program detailed herein.

Carl Hering, PhD Geology, one of our Directors, visited the Blue Mountain Project several times during the period from March to July 2003. It is, in his judgment, worthy of further exploration efforts.

There are no known reserves on the Blue Mountain Property and the proposed exploration program is an exploratory search for ore only.

There are no permanent facilities, plants, buildings or equipment on the property. All prior drill hole locations, road access routes, and previous disturbances have been reclaimed.

Stage 1 Work Completed to Date

All available data from the 20 years of previous exploration work were compiled into a single digital database. Because the old data was poorly organized and much of it had to be located from a variety of sources, this initial work took longer than originally anticipated. Once the old geophysical data was compiled, Zonge Geophysics of Reno, Nevada re-interpreted some of the Newmont airborne geophysical information. This re-interpretation led to the identification of a new east-west zone of potential interest in the northern portion of the property. Follow-up field work was completed late in 2003, and results of this program have recently been summarized.

We completed the data compilation and fieldwork portion of our Stage 1 program to explore it's 100% owned Blue Mountain Project. Work was carried out by a contract geologic staff overseen by Dr. Carl Hering, one of four directors. Work was completed in December 2003 and a report has recently been presented to our Board.

Our work concentrated on identifying which structures are the primary feeder structures, and hence may be connected to the high-grade intercepts from previous drilling. Additionally, thicker, better-grade zones of the tabular low-angle zone were sought. Careful review of previous drilling, and detailed mapping and sampling of structures over the northern portion of the property were the principal techniques involved in this re-evaluation.

Results from this program clearly show that the northeast trending structures are the principal gold bearing structures. Approximately 65% of the samples containing greater than 0.01 ounces per to gold occur along northeast trending faults. An east-west trending zone in the northern part of the property was shown to contain 15% of the samples grading better than 0.01 ounces per ton gold. Previous explorers targeted the north-south structures that contain only about 20% of the samples assaying greater than .01 ounces per ton gold. Our work suggests that the north-south structures may be less important than the northeast structures, consequently there are several high-grade targets left to be tested on northeast and east-west trending structures.

Additional planned geophysical work has not yet been carried out, and we are evaluating the need, if at all, for this originally planned work.

Other Properties

We now have four (4) other gold properties that were acquired subsequent to the acquisition of the Blue Mountain Property.

Crown Point: This exploration property in Humboldt County, Nevada is not considered a material asset. We staked 36 claims here in October 2003 but have conducted only limited work since that time as initial results were negative. The property is in the exploration stage and has no known reserves or resources. No further work is planned at present and the claims will lapse in September 2004 without payment of annual assessment fees prior to that time.

Dunes: This exploration property in Humboldt County, Nevada is not a material asset. In December 2003, we staked 228 claims (4,560 acres) approximately 5 miles north-northeast of the Blue Mountain Project. Regional geophysical data suggests that a potential gold target may lie beneath this sand covered area. No detailed work has been conducted by us to date, and little historic information is available. The property is in the exploration stage and has no known reserves or resources. No work is planned at present.

LS Property:

Option

Subsequent to the year ended Dec. 31, 2003, we acquired an option on the LS Property, and have the right to acquire a 100% interest, in these 80 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. We made an initial $5,000 payment upon execution of the agreement on dated February 27, 2004, and would, at our option, make further cash payments totaling $1,400,000 over a 15 year period. Additionally, we are required to carry out a minimum year-one work program of $10,000 and must complete a total work program of $1,400,000 over the 15 year option period.

The schedule of payments is as follows:

Due Date	Cash Payment	Work Commitment
On execution of Agreement	$5,000 (PAID)	--
By Yr. 1 Anniversary	$15,000	$10,000
By Yr. 2 Anniversary	$25,000	$50,000
By Yr. 3 Anniversary	$50,000	$100,000
By Yr. 4 Anniversary	$155,000	$100,000
By Yr. 5 Anniversary	$250,000	$250,000
By Yr. 6 Anniversary	$250,000	$250,000
By Yr. 7 Anniversary	$250,000	$240,000
Each of Yrs. 8 to 15	$50,000	$50,000
TOTAL	$1,400,000	$1,400,000

Location and Access

The LS Property consists of 80 mineral claims (1,600 acres) situated along the Battle Mountain mineral trend, in the Northern Shoshone Range, Lander County, Nevada. The LS gold prospect is accessed via State highway 305 south from Battle Mountain for approximately 20 miles and then 8 miles by the Redrock Canyon-Carico Lake Valley road to the southwest corner of the property. Two-track dirt, 4-wheel drive roads cross the property.

Property Geology

The LS Property is located along the northern margin of a volcanic depression. Data collected and compiled to-date suggests that the claim block contains a potential gold target. Geologically, the area is characterized by poorly exposed Paleozoic sedimentary rocks, which overlie younger metamorphic rocks and are separated by a low-angle fault. Both low- and high-angle faulting dissect the region. Mapped areas of alteration, with coincident gold and trace element anomalies, define a structural and stratigraphically controlled mineralized zone. The alteration features are characteristic of the sedimentary rock-hosted style of gold mineralization common throughout northern Nevada.

Previous Exploration

The property has only undergone past geologic mapping and limited surface sampling and has never been drill tested despite surface rock chip samples containing gold values. The claims surround a small claim block (10 claims) on which past drilling (total of 5 reverse circulation drill holes) was completed by Cameco Gold Corporation. One of these drills holes returned 30 feet of 0.038 ounces per ton of gold (from 25 to 55 feet depth). This hole is located in a mineralized, structural corridor consisting of intense fracturing and brecciation which crosses both properties.

Proposed Exploration Work

We have only recently acquired an option on this property and have not yet visited the property or formulated a detailed work plan. The area is currently covered by snow, rendering access difficult. Until we complete an initial site visit, including verification sampling, we can not plan beyond the initial $10,000 required work program. When the area is free of snow, approximately May, we will complete initial geologic mapping and rock chip sampling to identity potential drill targets. This work should take about two months and will satisfy the required expenditure of the option.

There are no known reserves or resources on the property and the proposed exploration program is an exploratory search for ore only.

There are no permanent facilities, plants, building or equipment on the property.

--

NBM Property:

Option

Subsequent to the year ended December 31, 2003, we acquired an option on the NBM Property, and have the right to acquire a 100% interest in these 36 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. We made an initial $5,000 payment upon execution of the agreement dated February 27, 2004, and would, at our option, make further cash payments totaling $1,400,000 over a 15 year period. Additionally, we are required to carry out a minimum year-one work program of $10,000 and must complete a total work program of $1,400,000 over the 15 year option period.

The schedule of payments is as follows:

Due Date	Cash Payment	Work Commitment
On execution of Agreement	$5,000	--
By Yr. 1 Anniversary	$15,000	$10,000
By Yr. 2 Anniversary	$20,000	$25,000
By Yr. 3 Anniversary	$50,000	$50,000
By Yr. 4 Anniversary	$160,000	$100,000
By Yr. 5 Anniversary	$250,000	$250,000
By Yr. 6 Anniversary	$250,000	$250,000
By Yr. 7 Anniversary	$250,000	$315,000
Each of Yrs. 8 to 15	$50,000	$50,000
TOTAL	$1,400,000	$1,400,000

Location and Access

This property consists of 36 lode claims (640 acres) located along the western flank of the Sheep Creek Range in Lander County, Nevada. It is located in Section 22 of Township 34N, Range 45E. The property is easily accessible from Battle Mountain via a paved country road for about 5.5 miles to the North Battle Mountain rail siding. From here, the area of interest is reached via 7 miles on a graded gravel road from which an improved dirt road leads east to the north-central part of the property.

Property Geology

The western half of the property, lying at the base of the Sheep Creek Range, is covered by locally derived gravels and stream deposits. The eastern half of the property consists of Paleozoic sedimentary rocks including highly altered quartzite. These units are capped by younger volcanic rocks which cover the eastern third of the property. Numerous high and low angle faults dissect the section.

Previous Exploration

A geochemical and geophysical investigation by the U.S. Geological Survey Heavy Metals Program focused its activities along the western flank of the Sheep Creek Range. Gott and Zablocki's, (U.S. Geol. Circ. #595, pp. 17, 1968) study revealed that at various localities along the range-front, elevated precious and base metals (Zn, As, Hg, Ag, Cu, Pb with lesser amounts of Au, Mo, and Sb) are associated with iron oxide development on faults, fractures, and quartz veins in the sedimentary rocks.

The region has thus been the focus of several gold exploration programs. Companies known to have been active during the last decade include: Battle Mountain Gold; Placer Dome; Teck Resources; Gold Fields Mining; Touchstone Resources; Cambior Mining; and Cameco Gold. The primary exploration focus has been the pre-Tertiary sedimentary rocks, which crop out along the western range-front. However, most of the known drilling has been concentrated in the Snowstorm Mine area, approximately 7 miles to the south. The NBM property has never been drill tested. Only limited surface sampling information is available from previous.

Proposed Exploration Work

We have only recently acquired an option on this property and have not yet visited the property or formulated a detailed work plan. The area is currently covered by snow, rendering access difficult. Until we complete an initial site visit, including verification sampling, we cannot plan beyond the initial $10,000 required work program. When the area is free of snow, approximately May, we will complete initial geologic mapping and rock chip sampling to identify potential drill targets. This work should take about two months and will satisfy the required expenditure of the option.

There are no known reserves or resources on the property and the proposed exploration program is an exploratory search for ore only.

There are no permanent facilities, plants, buildings or equipment on the property.

Government Regulation

Exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States.

Environmental Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Competition

We compete with other exploration companies searching for gold and other precious metals properties. There is competition for the limited number of gold acquisition opportunities, some of which is with other companies having substantially greater financial resources than we do. As a result, we may have difficulty acquiring attractive exploration properties.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

Employees

We intend to continue to use the services of consultants for exploration work on our properties. Carl Hering, PhD in Geology, one of our directors, is a geological consultant for our company. We have no employees at this time.

Risk Factors

Risks associated with our company:

1. Because our auditors have issued a going concern opinion and because our officers and directors may not loan any money to us, we may not be able to achieve our objectives and many have to suspend or cease exploration activity.

Our auditor's report on our 2003 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors may be unable or unwilling to loan or advance any additional capital to us, we believe that if we do not raise at least $300,000 from our offering, we may have to suspend or cease exploration activity within four months.

2. Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

3. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity.

We were incorporated in 1986 and were engaged in the business of streaming media business. In 2003 we changed our business to exploration. We have just recently commenced our exploration activity and have not realized any revenues therefrom. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since incorporation is $5,262,803. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We may not guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

4. Because the majority of our officers and directors do not have technical training or experience in exploring for, starting, and operating a mine, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease exploration activity which will result in the loss of your investment.

Because the majority of our officers and directors are inexperienced with exploring for, starting, and operating a mine, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. The majority of our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry. As a result we may have to suspend or cease exploration activity which will result in the loss of your investment.

5. We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss your investment.

We have no known ore reserves. Without ore reserves, we cannot generate income and if we cannot generate income we will have to cease exploration activity, which will result in the loss of your investment.

6. If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We are in the very early exploration stage and need the proceeds from our offering to continue our exploration activity. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to continue its exploration activity. If that occurs we will have to delay exploration or cease our exploration activity which will result in the loss of your investment.

7. Because we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

8. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after our offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

9. Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic and occur at times which are convenient to our officers and directors. As a result, exploration of our property may be periodically interrupted or suspended.

10. Because title to the property is held in the name of another entity pending our acquisition thereof, if it transfers our property to someone other than us, we will cease exploration activities.

Title to our property has not been transferred to us. Title to our property is recorded in the name of Nassau Ltd. If Nassau Ltd. transfers title to another party, it will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease exploration activity.

11. Because some of our warrant holders and a group of our selling shareholders are endeavoring to sell their warrants and shares of common stock at the same time we are conducting a public offering, we may not be able to sell the shares being offered by us which will reduce the amount of capital available for our exploration activities.

A group of warrant holders and a group of selling shareholders are endeavoring to sell their warrants and shares of common stock at the same time we are conducting a public offering. The percentage of the total outstanding common stock being offered by the selling shareholders is 72.45%. The exercise price of the warrants is lower than the public offering price of our shares of common stock. Accordingly, the public will try to acquire the warrants from the selling shareholders provided that the purchase price of the warrant plus the $0.25 exercise price of the warrant is less than the public offering price of our shares at $0.30. Further, the price at which the selling shareholders offer their shares may undercut the price at which we are offering our shares. There is no arrangement to address the possible effect of the concurrent primary and secondary offerings on the price of the stock.

12. Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

There is currently a limited public trading market for our common stock on the TSX Venture Exchange under the symbol "LGC.U." Therefore there you may have difficulty reselling your shares.

13. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 2. DESCRIPTION OF PROPERTY

We have entered into three option agreements to 100% interests in three mining properties located in Nevada. The properties, the Blue Mountain Project, NBM Property and LS Property, are described in more detail in Item 1.

The Company has also acquired the Crown Point and Dunes mining properties. These properties are described in more detail in Item 1.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders in 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 20, 2004, we had approximately 500 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our Company's securities are traded on the TSX Venture Exchange under the symbol "lgc.u." The table shows the high and low trades of our company's common stock for 2002 and 2003 for the quarters indicated.

	HIGH ($)	LOW ($)	CLOSE ($)
2003
Fourth quarter	0.50	0.28	0.40
Third quarter	0.30	0.25	0.275
Second quarter	0.22	0.22	0.22
First quarter	0.28	0.12	0.22

2002
Fourth quarter	0.09	0.04	0.09
Third quarter	0.10	0.55	0.55
Second quarter	0.10	0.35	0.10
First quarter	0.10	0.25	0.10

The source of this information is Canada Stockwatch. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

We have 810,000 outstanding stock options and 5,541,667 outstanding warrants. Of the 12,441,948 shares of common stock outstanding as of March 20, 2004, 907,819 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one-year holding period contained therein.

Public Offering

In January 2004 we filed an SB-2 registration in which we are offering up to a total of 3,000,000 shares of common stock on a self underwritten basis, 1,000,000 shares minimum, 3,000,000 shares maximum. The offering price is $0.30 per share. If the minimum number of shares is not sold within the 90 day period or 180 day period, if extended, we will promptly refund the escrowed subscription funds to you. If at least 1,000,000 shares are sold within the 90 day period or 180 day period, if extended, all money received will be delivered to us and there will be no refunds. We have opened an account at the Canadian Imperial Bank of Commerce which account will hold the funds until such time as the minimum number of shares has been sold. The offering will be for a period of 90 days from the effective date of this registration statement and may be extended for an additional 90 days if we so choose to do so. We have no underwriter and as of April 8, 2004, we have not sold any shares of common stock to the public. We have not sold any shares to the public because there are no shareholders willing to purchase our shares of common stock.

We are registering for sale by warrantholders, 4,416,667 Class A Warrants and 4,416,667 shares of common stock underlying the Class A Warrants. One Class A Warrant and $0.12 will entitle a Class A Warrantholder to acquire one share of common stock. The Class A Warrants are exercisable until July 5, 2004, provided that the Class A Warrants are subject to an effective registration statement with the Securities and Exchange Commission.

We are also registering for sale by warrantholders, 1,250,000 Class B Warrants and 1,250,000 shares of common stock underlying the Class B Warrants all of which are presently outstanding. One Class B Warrant entitles a Class B Warrantholder to acquire one additional share of common stock at a price of $0.25 until August 8, 2004, and $0.30 until August 8, 2005. The Class B Warrants are exercisable until August 8, 2005 provided that the Class B Warrants are subject to an effective registration statement with the Securities and Exchange Commission.

Further, some of our shareholders are also selling shares of common stock in this offering. Our selling shareholders are selling 11,087,109 shares of common stock. We will not receive any proceeds from the shares sold by the selling shareholders.

Holders

As at March 20, 2004, we have 12,441,948 shares issued and outstanding. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have approximately 500 beneficial shareholders.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized For Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no securities authorized for issuance under equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This annual report contains certain forward-looking statements. Much of the information included in this annualreport includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, prediction, projections, assumptions or other future performance suggested herein.

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of December 31, 2003, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this annual report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the year ended December 31, 2003, for the year ended December 31, 2002 and for the period from the inception of our mining business as of January 20, 2003 to December 31, 2003 of $473,676 $126,734 and $466,688, respectively. We did not earn any revenues during the year ended December 31, 2003.

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

The majority of our exploration activity will focus on the Blue Mountain Property discussed in Item 1. We have begun our exploration program and intend to proceed in the following phases:

Phase 1A began with research of the available geologic literature, personal interviews with geologists and others familiar with the property. We have begun this phase of the exploration process on our properties. We have compiled available data from the previous 20 years of exploration work, performed by the aforementioned companies, in order to assemble a database. We also secured additional land claims in the surrounding areas.

Phase 1A required about three months, and cost approximately $25,000.

Phase 1B involved the processing of existing geophysical data. We also plan to run gravity and magnetics testing. Geologic mapping and rock sampling work was also performed. The objective of Phase 1A and 1B is to determine targets for drilling.

Phase 1B will take about four months and cost up to $34,000. To date, about 60% of Phase 1B is complete. The existing geophysical data has been re-processed and new geologic mapping and surface rock sampling was completed late in 2003.

Phase 2 will consist of the drilling of a depth between 2,000 to 4,000 feet. Phase 3 will only occur if suitable drill targets are identified. We may attempt to interest another company in the property before, during or after Phase 3.

Phase 2 is expected to take about four months and would cost up to $117,000.

In addition to work performed on the Blue Mountain Property, we intend to conduct exploration activity on the LS and NBM properties discussed in Item 1. Each property will require $10,000 on exploration activity within the first anniversary of each of the agreements. All exploration work will be dependent upon our ability to successfully complete our public offering or have a sufficient amount of warrants exercised.

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

Results of Operations

We have included in this annual report financial statements for the years ended December 31, 2003 and 2002 and the period from January 20, 2003 (being the date of inception of our new business) to December 31, 2003.

Year ended December 31, 2003

We incurred a net loss of $473,676 for the year ended December 31, 2003, resulting in a loss per share of $0.04. The loss was attributable to operating expenses of $468,561 and a foreign exchange loss of $5,119.

During the period we incurred consulting fees of $70,425 and $1,295 in depreciation and amortization, $25,783 in rent, $8,353 in marketing and promotion, $21,137 in filing fees, $21,486 in management fees, $32,516 in general and administrative expenses $204,917 in exploration expense and $82,022 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $204,917 on exploration activity compared to nil in the previous year's period as we entered the mining business during the year. The majority of the exploration expense relates to work performed on the Company's Blue Mountain Property. This work included mapping, sampling data compilation and claims fees. Exploration expense also includes costs related to area reconnaissance work. Professional fees increased due to increased filing and reporting activities due to our entering the mining business. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence evaluation of several prospective exploration properties including the Blue Mountain Property. General and administrative expenses increased as a result of the Company's increased activity. These activities include increased travel, office and communications expense.

Year ended December 31, 2002

We incurred a net loss of $126,734 for the year ended December 31, 2002, resulting in a loss per share of $0.02. The loss was attributable to operating expenses of $122,876 and interest expenses of $3,858.

During the period we incurred consulting fees of $21,896 and $8,753 in depreciation and amortization, $18,619 in rent, $8,366 in filing fees, $52,572 in management fees, $5,123 in general and administrative expenses and $7,547 in professional fees. The foregoing expenses reflect the general decrease in expenses that has resulted from the downsizing of our activities, particularly in the form of consulting, marketing, and professional fees, and wages and benefits expenses.

Period of inception of the mining business, January 20, 2003 to December 31, 2003

We incurred a net loss of $466,688 for the period of inception to December 31, 2003, resulting in a loss per share of $0.04. The loss was attributable to operating expenses of $461,569 and a foreign exchange loss of $5,119.

During the period we incurred consulting fees of $70,425 and $1,185 in depreciation and amortization, $24,566 in rent, $21,137 in filing fees, $20,471 in management fees, $31,194 in general and administrative expenses $202,917 in exploration expense and $80,694 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $204,917 on exploration activity compared to nil in the previous year's period as we entered the mining business during the year. The majority of the exploration expense relates to work performed on the Company's Blue Mountain Property. This work included mapping, sampling data compilation and claims fees. Exploration expense also includes costs related to area reconnaissance work. Professional fees increased due to increased filing and reporting activities due to our entering the mining business. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased due as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain Property. General and administrative expenses increased as a result of the Company's increased activity. These activities include increased travel, office and communications expense.

Balance Sheets

Total cash and cash equivalents as at December 31, 2003 and December 31, 2002 were, respectively, $11,483 and $33,870. Working capital as at December 31, 2003 and December 31, 2002 were, respectively, $(40,024) and $(20,302).

The decrease in working capital between December 31, 2003 and December 31, 2002 was attributable to operating expenses of $468,560, and a foreign exchange loss of $5,119, offset by funds received from the private placement of $450,000 completed during the quarter. No revenue was generated during the period.

Total share capital as at December 31, 2003 and December 31, 2002 was, respectively, $5,068,305 and $4,608,305.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue for business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding share purchase warrants will be exercised.

During the year ended December 31, 2003 we completed a private placement in the amount of $450,000 for working capital purposes. These funds were used to carry out the activity described in Item 1 of this report and for additional exploration activity. We are seeking further financing to expand its exploration work. We have filed an SB-2 registration statement and are attempting to raise up to $900,000 which funds would be directed towards our mining operations (see Public Offering contained in Item 5 for details). There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements.

ITEM 7. FINANCIAL STATEMENTS.

Table of Contents
INDEPENDENT AUDITORS' REPORT	F-1
FINANCIAL STATEMENTS Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Stockholder's Equity (Deficiency) Consolidated Statements of Cash Flows	F-2 F-3 F-4 F-6
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Luna Gold Corp.

We have audited the accompanying consolidated balance sheets of Luna Gold Corp. (a Development Stage Enterprise) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002 and for the period from January 20, 2003 (inception of new business) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luna Gold Corp. inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from January 20, 2003 (inception of new business) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

(signed) "KPMG LLP"
March 19, 2004
Chartered Accountants
Vancouver, Canada

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$11,483	$33,870
Amounts receivable	1,919	88
Prepaid expenses	11,507	--
Total current assets	24,909	33,958

Equipment (note 4)	3,008	663

Total assets	$24,917	$34,621
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$18,715	$20,000
Payables to related parties (note 6)	46,218	34,260
Total current liabilities	64,933	54,260

Stockholders' equity (deficiency):
Common stock, no par value, unlimited authorized shares; issued 12,441,946 at December 31, 2003, and 10,141,946 at December 31, 2002 (note 5)	5,068,305	4,608,305
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(4,796,115)	(4,789,127)
Deficit accumulated since inception of new business (note 1)	(466,688)	--
Accumulated other comprehensive income: Cumulative translation adjustment	(25,264)	(21,563)
	(37,016)	(19,639)
Total liabilities and stockholders' equity (deficiency)	$27,917	$34,621

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

/s/ Marcel de Groot Marcel de Groot, Director	/s/ David E. De Witt David E. De Witt, Director

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Statements of Operations

	Year ended ended December 31,		Period from January 20, 2003 (inception of new business) to December 31,
	2003	2002	2003

Operating expenses:
Depreciation and Amortization	1,295	8,753	1,185
Consulting fees	70,425	21,896	70,425
Marketing and promotion	8,353	--	8,353
Exploration Expense	204,917	--	202,917
Filing fees	21,137	8,366	21,137
Investor Relations	627	--	627
Management fees to related parties (note 6)	21,486	52,572	20,471
General and administrative	32,516	5,123	31,195
Professional fees	82,022	7,547	80,694
Rent	25,783	18,619	24,566
Total Expenses	468,561	122,876	461,570

Loss from operations	(468,561)	(122,876)	(461,570)
Foreign Exchange Loss	(5,119)		(5,119)
Interest income (expense), net	4	(3,858)	3
Net loss for the period	$(473,676)	$(126,734)	$(466,686)

Loss per common share, basic and diluted	$(0.04)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding: basic and diluted	11,055,644	6,009,128	11,108,612

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Shares		Additional Paid-In	Deficit accumulated Prior to Inception of New
	Shares	Amount	Capital	Business

Balance, December 31, 2001	2,462,811	$4,004,956	$182,746	$(4,662,393)

Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	2,666,667	209,520	--	--

Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	1,750,000	137,497	--	--

Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	896,129	70,409	--	--

Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	2,366,339	185,923	--	--

Loss for the period	--	--	--	(126,734)
Adjustment to cumulative translation account	--	--	--	--
Balance, December 31, 2002	10,141,946	4,608,305	182,746	(4,789,127)
Loss for the period				(6,988)

Issuance of common stock on Private Placement (August 8, 2003 - $0.20 per share)	2,250,000	450,000	--	--
Issuance of common stock for exploration (August 8, 2003 - $0.20 per share)	50,000	10,000	--	--
Adjustment to cumulative translation account	--	--	--	--

Balance, December 31, 2003	12,441,946	$5,068,305	$182,746	$(4,796,115)

See accompanying notes to financial statements.

	Deficit Accumulated Since Inception of New Business	Cumulative Translation Adjustment	Total Stockholders' Deficiency	Comprehensive Income (loss)

Balance, December 31, 2001	--	$1,072	$(473,619)	$(466,928)

Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	--	--	209,520	,br>--

Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	--	--	137,497	--

Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	--	--	70,409	--

Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	--	--	185,923	--

Loss for the period	--	--	(126,734)	(126,734)

Adjustment to cumulative translation account	--	(22,635)	(22,635)	(22,635)

Balance, December 31, 2002	--	(21,563)	(19,639)	(149,369)

Loss for the period	(466,688)	--	(473,676)	(473,676)

Issuance of common stock on Private Placement (August 8, 2003 - $0.20 per share	--	--	450,000	--
Issuance of common stock for exploration (August 8, 2003 - $0.20 per share	--	--	10,000	--
Adjustment to cumulative translation account		(3,701)	(3,701)	(3,701)

Balance, December 31, 2003	$(466,688)	(25,264)	$(37,016)	$(477,377)

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Statements of Cash Flows

	Years ended December 31,		Period from Jan. 20, 2003 (inception of new business) to Dec. 31,
	2003	2002	2003
Cash flow from operating activities:
Net loss	$(473,676)	$(126,734)	(466,688)
Items not affecting cash:
Depreciation and amortization	1,295	8,753	1,185
Issuance of shares for exploration	10,000	--	10,000

Changes in operating assets and liabilities:
Amounts receivable	(1,831)	5,201	(1,831)
Prepaid expenses	(11,507)	--	(11,506)
Accounts payable and accrued liabilities	(1,285)	(76,533)	(4,071)
Net cash used in operating activities	(477,004)	(189,313)	(472,911)

Cash flow from investing activities:
Purchase/disposal of equipment	(3,332)	--	(3,332)
Net cash used in investing activities	(3,332)	--	(3,332)

Cash flow from financing activities:
Notes payable to related parties	--	(203,025)	--
Payable to Related Parties	11,958	(161,170)	7,825
Proceeds from issuance of shares for cash	450,000	587,214	450,000
Net cash provided by financing activities	461,958	223,019	457,825

Increase (decrease) in cash and cash equivalents	(18,378)	33,706	(18,418)
Effect of exchange rate changes on foreign currency denominated cash balances	(4,009)	(147)	(3,969)
Cash and cash equivalents, beginning of period	33,870	311	33,870
Cash and cash equivalents, end of period	$11,483	$33,870	$11,483

Supplemental disclosure:
Interest paid (received) net	$4	$3,858	$--
Income taxes	--	--	--
Issuance for common stock for exploration	10,000	--	10,000

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to December 31, 2003

1. Nature of Operations:

The Company was incorporated on June 24, 1986 in British Columbia, Canada. In July 1999, the Company redomiciled to Wyoming State, USA. From July 1999 until January 2003, as described in the Company's consolidated financial statements filed with the 2002 annual report on Form 10-KSB, the Company's focus was on the streaming-media business. These ceased efforts in January 2003. During the year ended December 31, 2003 the Company refocused its efforts from the streaming-media business and entered the mining exploration business (note 3). As the Company has no producing properties, financial information from January 20, 2003, the inception of the mining business, has been presented in these financial statements. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all.

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

2. Significant Accounting Policies:

(a) Basis of presentation:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There are no material measurement differences to these financial statements to Canadian generally accepted accounting principles (see note 9).

(b) Principles of consolidation:

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Eureka Gold Inc. All significant inter-company transactions and balances have been eliminated.

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to December 31, 2003

2. Significant Accounting Policies (Cont'd):

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

(d) Equipment:

Equipment is recorded at cost. Depreciation is provided for at the following annual rates:

Asset	Basis	Estimated useful life
Computer hardware and software	straight-line method	3 years

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

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to December 31, 2003

2. Significant Accounting Policies (Cont'd):

(g) Stock-based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for stock options is recognized over the vesting period. Options granted to other than employees and directors are measured at their fair value as the services are performed and the options earned.

A total of 810,000 options were granted in the year ended December 31, 2003 (nil: 2002). Pro forma loss per share, basic and diluted are equal to the reported loss and loss per share for the years ended December 31, 2003 and 2002 as the fair value of the granted options to be recognized in the period ended December 31, 2003 is not significant.

The fair value has been calculated using the Black-Scholes option pricing model and the following factors: volatility - 90%; risk-free interest rate - 5%; dividend yield - nil; term - five years. The fair value of each option granted is $0.18.

(h) Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (December 31, 2002 - 213,839) held in escrow that are to be released based on financial performance criteria (note 5 (a)).

Diluted loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Excluded from the calculation of diluted loss per share are 810,000 stock options (2002 - 83,800).

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to December 31, 2003

2. Significant Accounting Policies (Cont'd):

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

(j) Mineral Property Interests

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

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to December 31, 2003

3. Mining Property Interests (Cont'd)
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

4. Equipment:
			2003	2002
	Cost	Accumulated depreciation	Net book value	Net book value
Computer hardware and software	$35,759	$32,751	$3,008	$663

5. Stockholders' Equity:

(a) Escrowed stock:

At December 31, 2003, 213,839 (2002 - 213,839) common shares outstanding were held in escrow.

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to December 31, 2003

5. Stockholders' Equity (Cont'd):

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

(b) Stock options and stock-based compensation:

A summary of the status of the Company's stock options at December 31, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	--	$--	83,800	$2.60
Granted	810,000	0.25	--
Exercised	--	--	--	--
Expired/cancelled	--	--	83,800	2.60
Outstanding, end of period	810,000	$0.25	--	$--
Options exercisable	--	$--	--	$--

A total of 810,000 options were granted in the year ended December 31, 2003 (nil: 2002) which vest in three tranches over six, twelve and eighteen months.

(c) Warrants:

In addition to the warrants described in note 5(d) below, at December 31, 2003, 4,416,667 warrants are outstanding which entitle the holder to subscribe for one additional common share of the Company until July 5, 2004 at a price of CDN$0.16 (approximately $0.12).

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to December 31, 2003

5. Stockholders' Equity (Cont'd):

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

6. Related Party Transactions:

In addition to related party transactions disclosed elsewhere in these financial statements:

(a) During the period ended December 31, 2003, the Company paid or accrued management fees, disbursements, geological consulting and other consulting fees of $92,822 (2002 - $86,522) to directors and a company controlled by two directors.

(b) The Company is currently charged by Pacific Source Capital Ltd. Cdn$2,500 per month in consideration for which Pacific Source Capital Ltd. provides the Company with advisory services relating to general corporate

(c) development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

(d) Total charges made by Pacific Source Capital Ltd. were as follows:

2003 2002	$ $	21,486 52,572

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to December 31, 2003

6. Related Party Transactions (Cont'd):

The Company agreed to continue the Corporate Advisory Agreement with Pacific Source Capital Ltd. on a month-to-month basis, the terms of which are the same as those described in Note 6 (b).

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

(b) Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at December 31, 2003.

8. Income Taxes:

During 1999, the Company redomiciled from Canada to the United States. All loss carry forwards previously accumulated in Canada expired when the Company redomiciled. As at December 31, 2003, the Company had loss carry forwards of approximately $ 1,900,000 that are available for offset against taxable income otherwise calculated through 2020. At the U.S. federal tax rate of 34%, the Company has a deferred tax asset of $ 646,000, which has been fully offset by a valuation allowance due to uncertainty of the losses utilization.

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2003 and 2002
Period from January 20, 2003 (inception of new business) to December 31, 2003

9. Canadian Generally Accepted Accounting Principles:

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

	Years ended December 31,
	2003	2002
Loss for the period, US GAAP	$(473,676)	$(126,734)
Loss for the period, Canadian GAAP	$(473,676)	$(126,734)
Loss per share, Canadian GAAP	$(0.04)	$(0.02)

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2003, included in this report have been audited by KPMG LLP, as set forth in their report included herein.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all of our directors, executive officers and significant employees, as at December 31, 2003. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors, executive officers and other significant employees:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gregg J. Sedun	Director	46	June 23, 1997 (Director)
David De Witt	President and Director	51	June 23, 1997 (Director) July 31, 2001 (President)
Carl Hering	Director	55	January 20, 2003 (Director)
Marcel de Groot	Secretary and Director	30	June 19, 2000 (Secretary) July 31, 2001 (Director)

The backgrounds and experience of our directors, executive officers and other significant employees are as follows:

Gregg J. Sedun

Mr. Sedun graduated from the University of Manitoba in 1982 with a Bachelor of Law degree, and practiced securities law in Vancouver, British Columbia from 1983 to 1997. He was a partner in the law firm Rand Edgar Sedun, and later became a founding partner of De Witt Sedun, a firm focusing exclusively on securities law, where he practiced until his retirement from law in 1997. Mr. Sedun is a co-founder and director of several public companies and a director and co-founder of Pacific Source Capital Ltd., a private venture capital company. Since June 2003, Mr. Sedun has held the positions of president and chief executive officer of Diamond Fields International Ltd.

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

Marcel de Groot

Mr. de Groot graduated from the University of British Columbia in 1996 with a Bachelor of Commerce degree. From May 1996 until October 1999 he worked for the Vancouver office of Grant Thornton where he obtained the Chartered Accountant designation. From November of 1999 to April 2003, Mr. de Groot worked as a consultant for us and several other companies both private and public. From April 2003 to February 2004 Mr. de Groot held the position Chief Financial Officer of Diamond Fields International Ltd., after which he returned to consulting.

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected to be a director or executive officer. None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION

Compensation was paid to our executive officers and directors as follows:

Summary Compensation Table
Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
David De Witt President and Director	2003 2002 2001	nil nil nil	nil nil nil	nil nil nil	nil nil nil	150,000 nil nil	nil nil nil	nil nil nil
Gregg Sedun Former Director	2003 2002 2001	nil nil nil	nil nil nil	nil nil nil	nil nil nil	150,000 nil nil	nil nil nil	nil nil nil
Marcel deGroot Director and Secretary	2003 2002 2001	$13,535 $21,665 $22,058	nil nil nil	nil nil nil	nil nil nil	150,000 nil nil	nil nil nil	nil nil nil
Kirk Exner Former President	2003 2002 2001	nil nil $6,785	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Carl Hering Director	2003 2002 2001	$57,800 nil nil	nil nil nil	nil nil nil	nil nil nil	150,000 nil nil	nil nil nil	nil nil nil

None of our executive officers have received annual salary and bonus in excess of $100,000. There were no grants of stock options during the fiscal year ended December 31, 2003.

As at December 31, 2003, we have 810,000 outstanding stock options. 600,000 of the 810,000 options are reflected in the table above. The balance of 210,000 options were granted to our employees.

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

Option/SAR Grants

Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2003 to each of the named executive officers is reflected in the table below.

Option/SAR Grants in Fiscal 2003
Name	Number of Securities Underlying Options SARs Granted	Percentage of total options/SARs granted to employees in fiscal year	Exercise or Base Price ($/Sh)	Expiration Date
David De Witt	150,000	18.5%	$0.25	09-22-2008
Gregg Sedun	150,000	18.5%	$0.25	09-22-2008
Marcel deGroot	150,000	18.5%	$0.25	09-22-2008
Carl Hering	150,000	18.5%	$0.25	09-22-2008

Aggregated Option/SAR Exercises and Fiscal 2003 Year-End Option/SAR Value Table.

The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 2003 by each of the named executive officers, and the fiscal 2003 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the common stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

Aggregated Option/SAR Exercises in Fiscal 2003
and Option/SAR Values at December 31, 2003

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/ SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David De Witt	-0-	-0-	-0-	150,000	-0-	22,500
Gregg Sedun	-0-	-0-	-0-	150,000	-0-	22,500
Marcel deGroot	-0-	-0-	-0-	150,000	-0-	22,500
Carl Hering	-0-	-0-	-0-	150,000	-0-	22,500

Long-term Incentive Plans

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

Compensation of Directors

As previously noted, we have no standard arrangement to compensate directors for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the TSX Venture Exchange. During the last fiscal year, we granted stock options to acquire 600,000 shares of common stock to our directors. During the fiscal year ended December 31, 2003 and 2002 we did not grant any director options.

Compensation Committee Interlocks and Insider Participation

We have no committee that performs the function of a compensation committee. None of our officers or directors serve on a committee making compensation decisions of any other entity. Directors generally participate in compensation-related matters.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN RELATED BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As at December 31, 2003, we had 12,441,948 common shares issued and outstanding. We have no other classes of voting securities.

To the knowledge of our management, as at December 31, 2003 no person beneficially owns more than five percent of any class of our voting securities other than as set forth below. The following table shows the total amount of any class of our voting securities owned by each of our executive officers and directors and by our executive officers and directors, as a group, as at December 31, 2003, and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Gregg J. Sedun 6015 Alma Street Vancouver, BC Canada	434,424	3.54%

Marcel de Groot 3636 West 18th Vancouver, BC Canada	260,840	2.1%

David De Witt 4718 West 6th Avenue Vancouver, BC Canada	172,555	1.39%

Carl Hering 33174 Bergen Mountain Road Evergreen, CO 80439	40,000.003%

All Officers and Directors as a Group (4)	907,819	7.30%

Grant Sutherland Unit 16, 4725 Spearhead Drive Whistler, BC Canada	1,770,263	14.23%

Chris de Groot 9079 Banford Road Chilliwack, BC Canada	796,129	6.40%

Alison Sedun 6015 Alma Street Vancouver, BC Canada	850,704	6.84%

Marianne De Witt 4718 West 6th Avenue Vancouver, BC Canada	904,554	7.27%

Securities authorized for issuance under equity compensation plans.

On September 22, 2003, the Company granted 810,000 stock options. The options vest in three trenches over six, twelve and eighteen months. The options expire September 22, 2008 and have an exercise price of $0.25 per option.

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

Commencing November 15, 1999, we entered into a corporate advisory agreement with Pacific Source Capital Corp, a company owned and controlled by Alison Sedun and Marianne De Witt (each as to 50%). Alison Sedun and Marianne De Witt are married to, respectively, Gregg Sedun and David De Witt, both of whom serve on our board of directors and are directors of Pacific Source Capital Ltd. Pacific Source Capital Ltd. was paid Cdn$10,000 per month in consideration for which Pacific Source Capital Ltd. provided us with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of us.. This amount was reduced on August 1, 2002 to Cdn$2,500 per month.

Payments made and balances accrued to Pacific Source Capital Ltd. pursuant to the Management Advisory Agreement during the past two years are as follows:

2003	$21,486
2002	$52,572

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form S-4 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-41516 on July 14, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibits	Document Description
3.1	Articles of Incorporation
10.1	Letter Agreement between the Company, High Tech Venture Capital Inc., Sedun De
Witt Capital Corp. and Kirk Exner, dated July 9,1999
10.2	Asset Purchase Agreement between the Company, High Tech Venture Capital Inc. and
Kirk Exner, dated as of August 27, 1999
10.3	Stock Option Plan of the Company, dated July 12, 1999
10.4	Consulting Agreement between the Company and Investor Direct Consulting Group Ltd, made effective February 21, 2000
10.5	Letter Agreement between the Company and Kim Cathers, dated February 4, 2000
10.6	Communication/Design Agreement between the Company and Chatham Creative Inc., dated February 24, 2000
10.7	Services Development Agreement between High Tech Venture Capital Inc. and
Suncommerce Corporation dated July 9, 1999
10.8	Mutual Non-Disclosure and Co-operative Marketing Partnership Agreement between the Company and Entera Inc.
10.9	Letter Agreement between the Company and istreamtv.com dated July 26, 2000
10.1	Letter Agreement between the Company and ProWebCast, Inc. dated August 17, 2000
10.11	Request for Repurchase
10.12	Escrow Agreement between the Company, Montreal Trust Company (Escrow Agent)
and High Tech Venture Capital Inc., dated November 15, 1999

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Current Report filed with the Securities and Exchange Commission, on March 31, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibits	Document Description
10.13	Option to Acquire Blue Mountain Project

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Current Report filed with the Securities and Exchange Commission, on September 5, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibits	Document Description
3.1	Amended Articles of Incorporation

The following exhibits are filed with this report:

Exhibits	Document Description
14.1	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter

Reports on Form 8-K

On the 2nd day of October, 2003, we filed a Form 8-K reporting that we had acquired a 100% interest in a new gold property by the staking of 22 claims (440 acres) in Nevada.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 2002	$ $	20,700 10,800	KPMG LLP KPMG LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 2002	$ $	nil nil	KPMG LLP KPMG LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 2002	$ $	nil nil

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 2002	$ $	nil nil

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April 2004.

Luna Gold Corp. (Registrant)

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

Signatures	Title	Date
/s/ David De Witt David De Witt	President, Principal Executive Officer, and a member of the Board of Directors	April 12, 2004

/s/ Marcel de Groot Marcel de Groot	Secretary, Principal Financial Officer and a member of the Board of Directors	April 12, 2004

/s/ Gregg J. Sedun Gregg J. Sedun	Member of the Board of Directors	April 12, 2004

/s/ Carl Hering Carl Hering	Member of the Board of Directors	April 12, 2004