Form 10QSB
period 2004-03-31
LUNA GOLD CORP
filed 2004-05-10
CIK 1101204

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

(604) 687-9931
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Shares outstanding as at April 20, 2004: 12,491,946

===================================================================================

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LUNA GOLD CORP.
INTERIM FINANCIAL STATEMENTS

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Balance Sheets

	March 31, 2004 (unaudited)	December 31, 2003

Assets

Current assets:
Cash and cash equivalents	$3,507	$11,483
Amounts receivable	3,608	1,919
Prepaid expenses	3,117	11,507

Total current assets	10,232	24,909

Equipment	2,669	3,008

Total assets	$12,901	$24,917
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$60,415	$18,715
Payables to related parties (note 5)	115,503	46,218
Total current liabilities	175,918	64,933

Stockholders' equity (deficiency):
Common stock, no par value, unlimited authorized shares; issued 12,441,946 at March 31, 2004, and 12,441,946 at December 31, 2003 (note 4)	5,068,305	5,068,305
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(4,796,115)	(4,796,115)
Deficit accumulated since inception of new business (note1)	(592,555)	(466,688)
Accumulated other comprehensive income: Cumulative translation adjustment	(25,398)	(25,264)
	(163,017)	(37,016)
Total liabilities and stockholders' equity (deficiency)	$12,901	$27,917

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

/s/ Marcel de Groot Marcel de Groot, Director	/s/ David E. De Witt David E. De Witt, Director

LUNA GOLD CORP.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Operations

	Three month period ended March 31,		Period from January 20/03 (inception of new business) to March 31, 2004
	2004	2003

Operating expenses:
Depreciation and amortization	294	346	1,479
Consulting fees	14,123	16,528	84,547
Marketing Expense	--		8,353
Exploration Expense	75,215	11,710	278,132
Filing fees	2,654	3,726	23,791
Investor relations	--	--	627
Management fees to related parties (note 5)	5,689	4,966	26,161
General and administrative	5,172	7,070	36,366
Professional fees	15,865	17,751	96,559
Rent	6,827	5,959	31,393
Total Expenses	125,839	68,057	587,408

Loss from operations	(125,839)	(68,057)	(587,408)
Foreign exchange loss	--	--	(5,119)
Interest income (expense), net	(28)	--	(28)
Net loss for the period	$(125,867)	$(68,057)	$(592,555)

Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding: basic and diluted	12,491,946	10,141,946	11,386,900

LUNA GOLD CORP.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Shares		Additional Paid-In	Deficit accumulated Prior to Inception of New Business
	Shares	Amount	Capital

Balance, December 31, 2001	2,462,811	$4,004,956	$182,746	$(4,662,393)

Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	2,666,667	209,520	--	--

Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	1,750,000	137,497	--	--

Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	896,129	70,409	--	--

Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	2,366,339	185,923	--	--

Loss for the period	--	--	--	(126,734)
Adjustment to cumulative translation account	--	--	--	--
Balance, December 31, 2002	10,141,946	$4,608,305	$182,746	$(4,789,127)
Loss for the period	--	--	--	(6,991)
Issuance of common stock on Private Placement (August 8, 2003)	2,250,000	450,000	--	--
Issuance of common stock for exploration (August 8, 2003)	50,000	10,000	--	--
Adjustment to cumulative translation account	--	--	--	--
Balance, December 31, 2003	12,441,946	$5,068,305	$182,746	$(4,796,115)
Loss for the period	--	--	--	--
Adjustment to cumulative translation account	--	--	--	--
Balance, March 31, 2004	12,441,946	$5,068,305	$182,746	$(4,796,115)

See accompanying notes to financial statements.

	Deficit Accumulated Since Inception of New Business	Cumulative Translation Adjustment	Total Stockholders' Equity (Deficiency)	Comprehensive Income (loss)
Balance, December 31, 2001	--	$1,072	$(473,619)	$(466,928)

Issuance of common stock on Private Placement to employees (July 5, 2002 - $0.08 per share)	--	--	209,520	--

Issuance of common stock on Private Placement to non-employees (July 5, 2002 - $0.08 per share)	--	--	137,497	--

Issuance of common stock for debt to non-employees (July 5, 2002 - $0.08 per share)	--	--	70,409	--

Issuance of common stock for debt to employees (July 5, 2002 - $0.08 per share)	--	--	185,923	--

Loss for the period	--	--	(126,734)	(126,734)

Adjustment to cumulative translation account	--	(22,635)	(22,635)	(22,635)

Balance, December 31, 2002	--	(21,563)	(19,639)	(149,369)

Loss for the period	(460,688)	--	(473,676)	(473,676)

Issuance of common stock on Private Placement (August 8, 2003)	--	--	450,000	--
Issuance of common stock for exploration (August 8, 2003)	--	--	10,000	--
Adjustment to cumulative translation account	--	(3,701)	(3,701)	(3,701)

Balance, December 31, 2003	$(466,688)	(25,264)	(37,016)	(477,377)
Loss for the period	(125,867)	--	(125,867)	(125,867)
Adjustment to cumulative translation account	--	(134)	(134)	(134)
Balance, March 31, 2004	$(592,555)	$(25,398)	$(163,017)	$(126,001)

LUNA GOLD CORP.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Consolidated Statements of Cash Flows

	Three Month period Ended March 31,		Period from January 20, 2003 (inception of new business) to March 31,
	2004	2003	2004
Cash flow from operating activities:
Net loss	$(125,867)	$(68,057)	$(592,555)
Items not affecting cash:
Depreciation and amortization	294	346	1,479
Issuance of shares for exploration	--	--	10,000

Changes in operating assets and liabilities:
Amounts receivable	(1,689)	(1,914)	(3,520)
Prepaid expenses	8,389	--	(3,117)
Accounts payable and accrued liabilities	41,700	35,804	37,629
Net cash used in operating activities	(77,173)	(33,821)	(550,084)

Cash flow from investing activities:
Purchase/disposal of equipment	--	--	(3,332)
Net cash used in investing activities	--	--	(3,332)

Cash flow from financing activities:
Payable to Related Parties	69,285	(13,959)	77,110
Proceeds from issuance of shares for cash		--	450,000
Proceeds from subscriptions received in advance of share offering	--	139,176	--
Investment in subsidiary			1,581
Net cash provided by financing activities	69,285	125,217	527,110

Increase (decrease) in cash and cash equivalents	(7,888)	91,396	(26,306)
Effect of exchange rate changes on foreign currency denominated cash balances	(88)	(3,791)	(4,057)
Cash and cash equivalents, beg. of period	11,483	33,870	33,870
Cash and cash equivalents, end of period	$3,507	$121,475	$3,507
Supplemental disclosure:
Interest paid (received) net	--	$--	$--
Income taxes	--	--	--
Issuance for common stock for debt	--	--	10,000

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Three-month period ended March 31, 2004 and 2003
Period from January 20, 2003 (inception of new business) to March 31, 2004

  Nature of Operations:

  The Company was incorporated on June 24, 1986 in British Columbia, Canada. In July 1999, the Company redomiciled to Wyoming State, USA. From July 1999 until January 2003, as described in the Company's consolidated financial statements filed with the 2003 annual report on Form 10-KSB, the Company's focus was on the streaming-media business. These ceased efforts in January 2003. During the three month period ended March 31, 2003 the Company refocused its efforts from the streaming-media business and entered the mining exploration business (note 3). As the Company has no producing properties, financial information from January 20, 2003, the inception of the mining business, has been presented in these financial statements. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all.

  These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, described below, currently exists which raise substantial doubt upon the validity of this assumption. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Significant Accounting Policies:

  (a)       Basis of presentation:

  The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There is no material measurement differences to these financial statements to Canadian generally accepted accounting principles (see note 7). The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended March 31, 2004 are not necessarily indicative of what the results will be for the 2004 fiscal year.

  In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2004 and for the period ended inception to March 31, 2004 and ended December 31, 2003.

  Significant Accounting Policies (Cont'd):

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB which includes the Company's financial statements for the year ended December 31, 2003.

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

  No options were granted in the three-month period ended March 31, 2004 (nil: 2003). Pro forma loss per share, basic and diluted are equal to the reported loss and loss per share for the periods ended March 31, 2004 and 2003 as the fair value of these options granted is insignificant in the period ended March 31, 2004. The fair value has been calculated using the Black-Scholes option pricing model and the following factors: volatility -

  Significant Accounting Policies (Cont'd):

  90%; risk-free interest rate - 5%; dividend yield - nil; term - five years. The fair value of each option granted is $0.18.

  (f)       Loss per share:

  Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (March 31, 2003 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4 (a)).

  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Excluded from the calculation of diluted loss per share are 810,000 stock options (2003 - 810,000).

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

  Stockholders' Equity:

  (a)       Escrowed stock:

  At March 31, 2004, 213,839 (2003 - 213,839) common shares outstanding were held in escrow.

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

  Stockholders' Equity (Cont'd):

  (b)       Stock options and stock-based compensation:

  A summary of the status of the Company's stock options at March 31, 2004 and December 31, 2003 and changes during the periods ended on those dates is presented below:
	2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	810,000	$0.25	--	$--
Granted	--	--	810,000	0.25
Exercised	--	--	--	--
Expired/cancelled	--	--	810,000	0.25
Outstanding, end of period	810,000	$0.25	--	$--
Options exercisable	--	$--	--	$--

  No options were granted in the three-month period ended March 31, 2004 (2003: 810,000).

  (c)       Warrants:

  At March 31, 2004, 4,416,667 warrants are outstanding which entitle the holder to subscribe for one additional common share of the Company until July 5, 2004 at a price of CDN$0.16 (approximately $0.12).

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

  (e)   Subsequent to March 31, 2004, 50,000 warrants were exercised at $0.25 per share resulting in the issuance of 50,000 shares and the receipt of $12,500 in proceeds.

  Related Party Transactions:

  In addition to related party transactions disclosed elsewhere in these financial statements:

  (a)   During the period ended March 31, 2004, the Company paid or accrued management fees, disbursements, geological consulting and other consulting fees of $29,446 (2003 - $26,959) to directors and a company controlled by two directors.

  (b)   The Company is currently charged by Pacific Source Capital Ltd. Cdn$2,500 per month in consideration for which Pacific Source Capital Ltd. provides the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

  (c)   Total charges made by Pacific Source Capital Ltd. were as follows:

2004 2003	$ 5,689 $ 4,966

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

  (b)   Foreign currency risk:

  Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at March 31, 2004.
  Canadian Generally Accepted Accounting Principles:

  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") which differ in certain respects with accounting principles generally accepted in Canada ("Canadian GAAP"). Reference should be

  Canadian Generally Accepted Accounting Principles (Cont'd):

  made to the annual financial statements for a description of the material differences. Material measurement differences to these financial statements are as follows:

	Three months ended March 31,
	2004	2003
Loss for the period, US GAAP	$(125,867)	$(321,791)
Loss for the period, Canadian GAAP	$(125,867)	$(321,791)
Loss per share, Canadian GAAP	$(0.01)	$(0.03)

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains certain forward-looking statements. Much of the information included in this report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, prediction, projections, assumptions or other future performance suggested herein.

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of March 31, 2004, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period ended March 31, 2004, for the period ended March 31, 2003 and for the period from the inception of our mining business as of January 20, 2003 to March 31, 2004 of $125,867, $68,057 and $592,555, respectively. We did not earn any revenues during the period ended March 31,2004 and the year ended December 31, 2003.

During 2003 we refocused our efforts toward the mining business and optioned the right to acquire the Blue Mountain Project. The acquisition of the property was approved by TSX Venture Exchange on August 8, 2003. Our stock resumed trading following the approval. See Note 3 of the financial statements contained in Item 1 for further details. During 2003 we also closed a private placement in the amount of $450,000. The proceeds of which are being used to perform work on the Blue Mountain Property, as described below, and for working capital purposes. See Note 5 of the financial statements contained in Item 1 for further details. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in our property until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

In January 2004 we filed an SB-2 registration in which we are offering up to a total of 3,000,000 shares of common stock on a self underwritten basis, 1,000,000 shares minimum, 3,000,000 shares maximum. The offering price is $0.30 per share. If the minimum number of shares is not sold within the 90 day period or 180 day period, if extended, we will promptly refund the escrowed subscription funds to you. If at least 1,000,000 shares are sold within the 90 day period or 180 day period, if extended, all money received will be delivered to us and there will be no refunds. We have opened an account at the Canadian Imperial Bank of Commerce which account will hold the funds until such time as the minimum number of shares has been sold. The offering will be for a period of 90 days from the effective date of this registration statement and may be extended for an additional 90 days if we so choose to do so. We have no underwriter and as of April 20, 2004, we have not sold any shares of common stock to the public. We have not sold any shares to the public because there are no shareholders willing to purchase our shares of common stock.

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

The majority of our exploration activity will focus on the Blue Mountain Property discussed in Item 1. We have begun our exploration program and intend to proceed in the following phases:

Phase 1A began with research of the available geologic literature, personal interviews with geologists and others familiar with the property. We have completed this phase of the exploration process on the property. We have compiled available data from the previous 20 years of exploration work, performed by the aforementioned companies, in order to assemble a database. We also secured additional land claims in the surrounding areas.

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

Phase 2 will consist of the drilling of multiple exploration holes for a total footage of between 2,000 to 4,000 feet. Phase 3 will only occur if suitable drill targets are identified. We may attempt to interest another company in the property before, during or after Phase 3.

Phase 2 is expected to take about four months and would cost up to $117,000.

In addition to work performed on the Blue Mountain Property, we intend to conduct exploration activity on the LS and NBM properties. Each property will require $10,000 on exploration activity within the first anniversary of each of the agreements by March 20, 2005. All exploration work will be dependent upon our ability to successfully complete our public offering or have a sufficient amount of warrants exercised.

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

Results of Operations

We have included in this quarterly report financial statements for the periods ended March 31, 2004 and 2003 and the period from January 20, 2003 (being the date of inception of our new business) to March 31, 2004.

Three-month period ended March 31, 2004

We incurred a net loss of $125,867 for the three-month period ended March 31, 2004, resulting in a loss per share of $0.01. The loss was attributable to operating expenses of $125,867 and interest expense of $28.

During the period we incurred consulting fees of $14,123 and $294 in depreciation and amortization, $6,827 in rent, $2,654 in filing fees, $5,689 in management fees, $5,172 in general and administrative expenses $75,215 in exploration expense and $15,865 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $75,215 on exploration activity compared to $11,710 in the previous year's period as we entered the mining business during the 2003 period. The majority of the exploration expense relates to work performed on the Company's Blue Mountain Property. This work included mapping, sampling data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and LS Properties (see our 2003 10KSB for further information on the properties) which were acquired during the three-month period ended March 31, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $38,920 in geologist fees, $2,529 in graphics supplies and analysis, and $4,807 in travel and transportation. We also spent $10,623 and $18,336 in staking fee on NBM and LS claims respectively. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees were constant as the monthly charge is approximately $1,675 per month. Consulting expense relates to contracted geologist fees, including a director of the company, to perform certain exploration activities. General and administrative expenses decreased by $1,898 due to the decreased expenditures in office expenses.

Three month period ended March 31, 2003

We incurred a net loss of $68,057 for the three-month period ended March 31, 2003, resulting in a loss per share of $0.01. The loss was attributable to operating expenses of $68,057.

During the period we incurred consulting fees of $16,528 and $346 in depreciation and amortization, $5,959 in rent, $3,726 in filing fees, $4,966 in management fees, $7,070 in general and administrative expenses $11,710 in exploration expense and $17,751 in professional fees. The exploration expenses included $9,218 in geologist fees, $1,281 in graphics supplies and analysis and $1,211 in travel and transportation. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. Professional fees increased due to increased filing and reporting activities. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased due as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain property.

Period of inception of the mining business, January 20, 2003 to March 31, 2004

We incurred a net loss of $592,555 for the period of inception to March 31, 2004, resulting in a loss per share of $0.05. The loss was attributable to operating expenses of $587,408, interest expense of $28, and a foreign exchange loss of $5,119.

During the period we incurred consulting fees of $84,547 and $1,479 in depreciation and amortization, $31,393 in rent, $23,791 in filing fees, $26,161 in management fees, $36,366 in general and administrative expenses $78,132 in exploration expense and $96,559 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $278,132 on exploration activity compared to nil in the period before we entered the mining business. The majority of the exploration expense relates to work performed on the Company's Blue Mountain Property. This work included mapping, sampling data compilation and claims fees. Exploration expense also relate to costs of staking and acquiring the NBM and LS Properties. Exploration expense additionally includes costs related to area reconnaissance work. Professional fees increased due to increased filing and reporting activities due to our entering the mining business. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees relate to a monthly charge of approximately $1,675 per month. Consulting expense relates to contracted geologists, including a director of the company, to perform certain exploration activities. General and administrative expenses increased as a result of the Company's increased activity. These activities include increased travel, office and communications expense.

Balance Sheets

Total cash and cash equivalents as at March 31, 2004 and December 31, 2003 were, respectively, $3,507 and $11,483. Working capital as at March 31, 2004 and December 31, 2003 were, respectively, $(165,686) and $(40,024).

The decrease in working capital between March 31, 2004 and December 31, 2003 was attributable to operating expenses of $125,839, and an interest expense of $28. No revenue was generated during the period.

Total share capital as at March 31, 2004 and December 31, 2003 was, respectively, $5,068,305 and $5,068,305. Total shares outstanding as at March 31, 2004 and December 31, 2003 was respectively, 12,441,946 and 12,441,946.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue for business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding share purchase warrants will be exercised.

We have filed an SB-2 registration statement and are attempting to raise up to $900,000 which funds would be directed towards our mining operations (see Public Offering contained in Item 5 for details). We have raised no funds to date on this offering. There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

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

(b)       Reports on Form 8-K

No reports were filed on Form 8-K during the three-month period ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date this 7th day of May 2004.

LUNA GOLD CORP.

By:	/s/ David E. De Witt
David E. De Witt, President and Principal Executive Officer

By:	/s/ Marcel de Groot
Marcel De Groot, Secretary and Principal Financial Officer