Form 10QSB
period 2004-06-30
LUNA GOLD CORP
filed 2004-08-13
CIK 1101204

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

(604) 687-9931
 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Shares outstanding as at August 12, 2004: 16,954,863

===================================================================================

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LUNA GOLD CORP.
INTERIM FINANCIAL STATEMENTS

LUNA GOLD CORP.
 (Expressed in United States dollars)

Consolidated Balance Sheets

	June 30, 2004 (unaudited)	December 31, 2003

Assets

Current assets:
Cash and cash equivalents	$60,835	$11,483
Amounts receivable	3,573	1,919
Prepaid expenses	7,567	11,507

Total current assets	71,975	24,909

Equipment	4,633	3,008

Total assets	$76,608	$27,917
Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable and accrued liabilities	$77,482	$18,715
Payables to related parties (note 5)	65,420	46,218

Total current liabilities	142,902	64,933

Stockholders' equity (deficiency):
Common stock, no par value, unlimited authorized shares; issued 16,894,446 at June 30, 2004, 2004, and 12,441,946 at December 31, 2003 (note 4)	5,606,195	5,068,305
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(4,796,115)	(4,796,115)
Deficit accumulated since inception of new business (note1)	(1,036,863)	(466,688)
Accumulated other comprehensive income:
Cumulative translation adjustment	(22,258)	(25,264)

Total stockholder's deficiency	(66,294)	(37,016)

Total liabilities and stockholders' equity (deficiency)	$76,608	$27,917

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

/s/ Tim Searcy	/s/ Marcel de Groot

Tim Searcy, Director	Marcel de Groot, Director

LUNA GOLD CORP.
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Operations

					Period from
					January 20/03
					(inception of
					new
	Three month period ended		Six month period		business) to
	June 30,		ended June 30,		June 30, 2004
	2004	2003	2004	2003

Operating expenses:

Depreciation and amortization	$282	$375	$576	$721	$1,761
Consulting fees (note 5)	92,851	11,764	106,973	28,292	177,398
Marketing and promotion	1,814	2,950	1,814	2,950	10,167
Exploration expense	15,542	52,813	90,757	64,523	293,674
Filing fees	4,994	10,956	7,648	14,682	28,785
General and administrative	17,435	11,424	19,946	18,495	51,141
Investor relations	8,220	--	8,220	--	8,846
Management fees to related parties (note 5)	5,456	5,373	11,145	10,339	31,616
Organization expense	153,379		153,379		153,379
Professional fees	45,498	32,161	61,363	49,912	142,057
Rent	7,651	6,448	14,478	12,407	39,044
Travel and conference	88,295	--	88,295		88,294

Total Expenses	441,417	134,264	564,594	202,321	1,026,162

Loss from operations	(441,417)	(134,264)	(564,594)	(202,321)	(1,026,162)
Foreign exchange gain (loss)	(2,893)	--	(5,582)	--	(10,701)
Interest income (expense), net	--	--	--	--	--
Net loss for the period	$(444,310)	$(134,264)	$(570,176)	$(202,321)	$(1,036,863)

Loss per common share, basic and
diluted	$(0.04)	$(0.01)	$(0.05)	$(0.02)	$(0.09)

Weighted average number of
common shares outstanding: basic
and diluted	12,555,829	10,141,946	12,555,829	10,141,946	11,647,956

LUNA GOLD CORP.
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
Consolidated Statements of Stockholders' Equity (Deficiency)

				Deficit accumulated
				Prior to
			Additional	Inception
	Common Shares		Paid-In	of New
	Shares	Amount	Capital	Business

Balance, December 31, 2002	10,141,946	$4,608,305	$182,746	$(4,789,127)

Loss for the period	--	--	--	(6,991)
Issuance of common stock on private placement
(August 8, 2003)	2,250,000	450,000	--	--

Issuance of common stock for exploration (August 8, 2003)	50,000	10,000	--	--

Adjustment to cumulative translation account	--	--	--	--

Balance, December 31, 2003	12,441,946	$5,068,305	$182,746	$(4,796,115)

Loss for the period		--	--
Issuance of common stock on exercise of warrants issued on
August 8, 2003 private placement (Note 5)	77,500	19,375	--	--
Issuance of common stock on exercise of warrants on June
30, 2004	4,375,000	518,515	--	--

Adjustment to cumulative translation account	--	--	--	--

Balance, June 30, 2004	16,894,446	$5,606,195	$182,746	$(4,796,115)

	Deficit
	Accumulated		Total
	Since Inception	Cumulative	Stockholders=	Comprehensive
	of New	Translation	Equity	Income
	Business	Adjustment	(Deficiency)	(loss)

Balance, December 31, 2002	$--	$(21,563)	$(19,639)	$(149,369)

Loss for the period	(466,688)	--	(473,676)	(473,676)
Issuance of common stock on private placement
(August 8, 2003)	--	--	450,000	--
Issuance of common stock for exploration
(August 8, 2003)	--	--	10,000	--

Adjustment to cumulative translation account	--	(3,701)	(3,701)	(3,701)
Balance, December 31, 2003	$(466,688)	$(25,264)	$(37,016)	$(477,377)

Loss for the period	(570,176)	--	(570,176)	(570,176)
Issuance of common stock on exercise of warrants issued
on August 8, 2003 private placement (Note 5)			19,375
Issuance of common stock on exercise of warrants on
June 30, 2004			518,515

Adjustment to cumulative translation account	--	3,007	3.007	3,007

Balance, June 30, 2004	$(1,036,863)	$(22,257)	$(66,295)	$(567,169)

See accompanying notes to financial statements.

LUNA GOLD CORP.
 (Expressed in United States dollars)
(Unaudited - Prepared by Management)
Consolidated Statements of Cash Flows

					Period from
					Jan. 20, 2003
					(inception of new
	Three Month period ended		Six Month period		business) to
	June 30,		ended June 30,		June 31,

	2004	2003	2004	2003	2004
Cash flow from operating activities:
Net loss	$(444,310)	$(134,264)	$(570,176)	$(202,321)	$(1,036,863)
Items not affecting cash:
Depreciation and amortization	282	375	576	721	1,761
Issuance of shares for exploration					10,000

Changes in operating assets and liabilities:
Amounts receivable	35	(1,127)	(1,654)	(3,041)	(3,485)
Prepaid expenses	(4,448)	--	3,940	--	(7,566)
Accounts payable and accrued liabilities	17,067	202	58,768	36,006	54,696

Net cash used in operating activities	(431,374)	(134,814)	(508,546)	(168,635)	(981,457)

Cash flow from investing activities:
Purchase/Disposal of equipment	(1,630)		(1,630)		(4,962)
Accounts payable to related parties	--	21,364			--

Net cash used in investing activities	(1,630)		(1,630)		(4,962)

Cash flow from financing activities:				--
Proceeds from issuance of shares for cash					450,000
Proceeds from exercise of warrants issued
on August. 8, 2003 private placement (Note 5)	19,375		19,375		19,375
Proceeds from exercise of warrants on
June 30, 2004	518,515		518,515		518,515
Notes payable to related parties	(69,285)	12,945	--	12,945	--
Payable to related parties	19,202	41,449	19,202	7,405	27,027
Proceeds from subscriptions received in advance
of share offering	--	98,268		343,301	--

Net cash provided by financing activities	$487,807	$152,662	$557,092	$350,706	$1,014,917

Increase (decrease) in cash and cash equivalents	54,804	90,676	46,916	182,071	28,498
Effect of exchange rate changes on foreign
currency denominated cash balances	2,524	(15,826)	2,436	(19,616)	(1,533)

Cash and cash equivalents, beg. of period	3,507	121,475	11,483	33,870	33,870

Cash and cash equivalents, end of period	$60,835	$196,325	$60,835	$196,325	$60,835

Supplemental disclosure:

Interest paid (received) net	--	--	--	$--	$--
Issuance for common stock for debt					10,000

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Six-month period ended June 30, 2004 and 2003
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

  Significant Accounting Policies:

  (a)     Basis of presentation:

  The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There is no material measurement differences to these financial statements to Canadian generally accepted accounting principles (see note 7). The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of what the results will be for the 2004 fiscal year.

  In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as at June 30, 2004 and 2003 and December 31, 2003 and results of operations and cash flows for the periods then ended.

  Significant Accounting Policies (Cont'd):

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB which includes the Company's financial statements for the year ended December 31, 2003.

  (b)     Principles of consolidation:

  These consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries Compania Minera Antero gold S.A. de C.V., Eureka Gold Inc. and Luna Gold (China) Corp. All significant inter-company transactions and balances have been eliminated.

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

  Significant Accounting Policies (Cont'd):

  A total of 1,050,000 options were granted in the six-month period ended June 30, 2004 (nil: 2003). If the fair-value method had been used, an additional expense of $148,723 would have been recognized for stock-based compensation for the three and six months periods ended June 30, 2004, and the period from inception of new business on January 20, 2003 to June 30, 2004. Pro forma basic and diluted loss per share would have been $0.05, $0.06 and $0.10 respectively.

  The fair value has been calculated using the Black-Scholes option pricing model and the following factors: volatility - 90%; risk-free interest rate - 5%; dividend yield - nil; term - five years. The fair value of each option granted is $0.14.

  (f)     Loss per share:

  Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (June 30, 2003 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4 (a)).

  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Excluded from the calculation of diluted loss per share are 1,860,000 stock options (2003 - 810,000).

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

  (a)     Blue Mountain Project

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

(i)

  50,000 shares were issued August 8, 2003 when the TSX Venture Exchange (the "TSX") approved (the "Approval Date") the Blue Mountain Project as a "qualifying property" (as defined within the rules and policies of the TSX);

(ii)	An additional 50,000 shares on or before one year following the Approval Date;
(iii)	Two years following the Approval Date a payment in the amount of $20,000;
(iv)	three years following the Approval Date a payment in the amount of $30,000
(v)	four years following the Approval Date a payment in the amount of $40,000;
(vi)	five years following the Approval Date a payment in the amount of $100,000; and
(vii)	six years following the Approval Date a payment in the amount of $1,300,000 (the "Final Payment").

  Upon the Company making the Final Payment to Nassau then the Company will own 100% of the Blue Mountain Project subject only to a 2% net smelter royalty on gold (the "Royalty") and the Company will have the right to buy down the Royalty to a 1% NSR by paying Nassau the sum of $1,500,000 at any time prior to completion of the first year of production. All payments are in U.S. dollars.

  (b)     Dongchuan Project

  On June 2, 2004, the company entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") pursuant to establish a Sino-Foreign co-operative joint venture company in the Yunnan Province, PRC.

  The joint venture company will be called the Xinan Mineral Resources Co. Ltd. It will be established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Dongchuan area of the Yunnan, Province, PRC.

  The company agreed to invest, at its option, a total of US$3.1 million over three years to earn a 70% interest in the co-operative company. After the company has earned a 70% interest, the company may earn a further 20 % interest in the co-operative company by investing an additional US$6 million.

  If the company elect to terminate the co-operative agreement at any time, all unexpended amounts paid to the co-operative company will be returned to the company and all rights to the property will be returned to YNMG.

  Mining Property Interests (Cont'd):

  The schedule of payments is as follows; beginning from the date the joint venture company is successfully incorporated:

Due Date	Investment
By Yr. 1 Anniversary	$540,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,510,000
Total	$3,050,000

  (c)     Gongguo Project

  On May 18, 2004 the Company entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") to establish a Sino-Foreign co-operative joint venture company in Yunnan Province, PRC.

  The joint venture company will be called the Xinlong Mineral Resources Co. Ltd. It will be established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Gongguo area of the Yunnan, Province, PRC.

  The company has agreed to invest, at its option, a total of US$3.05 million over three years to earn an 80% interest in the co-operative company. After the company has earned its 80% interest, contributions to the co-operative company will be made pro rata, provided that YNMG's interest can be diluted to not less than 10% if it elects not to make cash contributions.

  If the company elects to terminate the co-operative agreement at any time, all unexpended amounts paid to the co-operative company will be returned to the company and all rights to the property will be returned to YNMG.

  The schedule of payments, beginning from the date the joint venture company is successfully established, is as follows:

Due Date	Investment
By Yr. 1 Anniversary	$600,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,500,000
Total:	$3,100,000

  Stockholders' Equity:

  (a)     Escrowed stock:

  At June 30, 2004, 213,839 (2003 - 213,839) common shares outstanding were held in escrow.

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

  (b)   Stock options and stock-based compensation:

  A summary of the status of the Company's stock options at June 30, 2004 and December 31, 2003 and changes during the periods ended on those dates is presented below:

	2004		2003
		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Outstanding, beginning of year	810,000	$0.25	--	$--
Granted	1,050,000	0.30	810,000	0.25
Exercised	--	--	--	--
Expired/cancelled	--	--	810,000	0.25
Outstanding, end of period	1,860,000	$0.28	--	$--
Options exercisable	--	$--	--	$--

  A total of 1,050,000 options were granted during the six months ended June 30, 2004 (2003: nil) which are subjected to four month hold periods expiring October 7 and October 28, 2004

  (c)     Warrants:

  At June 30, 2004, 41,667 warrants are outstanding which entitle the holder to subscribe for one additional common share of the Company until July 5, 2004 at a price of CDN$0.16 (approximately $0.12). These warrants were exercised subsequent to June 30, 2004, resulting in the issuance of 41,667 shares and the receipt of CAD$6,667

  (d)     Private Placement

  On August 8, 2003, the Company closed a private placement of 2,250,000 units at a price of $0.20 per unit for a total of $450,000. Each unit consists of one common share and one-half of a non-transferable share purchase warrant exercisable over a two (2) year period. Each whole share

  Stockholders' Equity (Cont'd):

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

  At June 30, 2004, 1,089,167 warrants were outstanding.
  Related Party Transactions:

  In addition to related party transactions disclosed elsewhere in these financial statements:

  (a)     During the period ended June 30, 2004, the Company paid or accrued management fees, geological consulting and other consulting fees of $65,420 (2003 - $70,558) to directors and a company controlled by two directors.

  (b)     The Company is currently charged by Pacific Source Capital Ltd. Cdn$2,500 per month in consideration for which Pacific Source Capital Ltd. provides the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

  (c)     Total charges made by Pacific Source Capital Ltd., during the six month period ended June 30, 2004 were as follows:

2004	$11,115
2003	$10,039

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

  Financial Instruments and Risk Management (Cont'd):

  (b)     Foreign currency risk:

  Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at June 30, 2004.
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

	Six months ended June 30,
	2004	2003
Loss for the period, US GAAP	$(570,176)	$(202,321)
Loss for the period, Canadian GAAP	$(570,176)	$(202,321)
Loss per share, Canadian GAAP	$(0.05)	$(0.02)

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of June 30, 2004, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period ended June 30, 2004, for the period ended June 30, 2003 and for the period from the inception of our mining business as of January 20, 2003, to June 30, 2004 of $570,176, $134,264 and $1,036,863, respectively. The loss increased over the prior year period due to higher administration and exploration expenses during the period as the Company performed due diligence on, and optioned, several new properties during the period and expand its focus to China. We did not earn any revenue during the period ended June 30, 2004 and the year ended December 31, 2003.

During the quarter, we signed option agreements on two additional properties and performed further analysis work on the Blue Mountain project. The analysis work was focused on identifying high grade targets. We signed options agreements to acquire two properties, Gongguo and Dongchuan, in the Yunnan Province of the People's Republic of China (PRC). The Gongguo and Dongchuan projects as well as the LS and NBM properties optioned during the first quarter located in the state of Nevada are described below. Further details of the LS and NBM properties can be found in the MD&A for the year ended December 31, 2003.

Dongchuan Project

On June 2, 2004, we entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") pursuant to which we together agreed to establish a Sino-Foreign co-operative joint venture company in the Yunnan Province, PRC. The joint venture company will be called the Xinan Mineral Resources Co. Ltd. It will be established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Dongchuan area of the Yunnan, Province, PRC.

Pursuant to the terms of the co-operative agreement, we agreed to invest, at our option, a total of US$3.1 million over three years to earn a 70% interest in the co-operative company. After we have earned a 70% interest, at our option, we may earn a further 20 % interest in the co-operative company by investing an additional US$6 million.

If we elect to terminate the co-operative agreement at any time, all unexpended amounts that we may have paid to the co-operative company will be returned to us and all rights to the property will be returned to YNMG.

The schedule of payments is as follows; beginning from the date the joint venture company is successfully incorporated:

Due Date	Investment
By Yr. 1 Anniversary	$540,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,510,000
Total	$3,050,000

Gongguo Project

On May 18, 2004 we entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") pursuant to which we together agreed to establish a Sino-Foreign co-operative joint venture company in Yunnan Province, PRC.

The joint venture company will be called the Xinlong Mineral Resources Co. Ltd. It will be established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Gongguo area of the Yunnan, Province, PRC.

Pursuant to the terms of the co-operative agreement, we have agreed to invest, at our option, a total of US$3.05 million over three years to earn an 80% interest in the co-operative company. After we have has earned its 80% interest, contributions to the co-operative company will be made pro rata, provided that YNMG's interest can be diluted to not less than 10% if it elects not to make cash contributions.

If we elect to terminate the co-operative agreement at any time, all unexpended amounts that we may have paid to the co-operative company will be returned to us and all rights to the property will be returned to YNMG.

The schedule of payments, beginning from the date the joint venture company is successfully established, is as follows:

Due Date	Investment
By Yr. 1 Anniversary	$600,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,500,000
Total:	$3,100,000

LS Property Option

We acquired an option on the LS Property and have the right to acquire a 100% interest in these 80 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. We made an initial $5,000 payment upon execution of the agreement on March 20, 2004 and would at our option, make further cash payments totalling $1,400,000 over a 15 year period. Additionally, we are required to carry out a minimum year-one work program of $10,000 and must complete a total work program of $1,400,000 over the 15 year option period.

NBM Property Option

In February we acquired an option on the NBM Property and have the right to acquire a 100% interest in these 36 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. We made an initial $5,000 payment upon execution of the agreement dated March 20, 2004, and would at our option, make further cash payments totalling $1,400,000 over a 15 year period. Additionally, we are required to carry out a minimum year-one work program of $10,000 and must complete a total work program of $1,400,000 over the 15 year option period.

New Directors

During May 2004, Mr. Kit Lee joined the Board of Directors of Luna.  Kit worked at Placer Dome Inc. from 1970 to 1987, as a Senior Geologist in charge of project generation in South East Asia, and has extensive experience in the South East Asia Basin including Papua New Guinea, Malaysia, Australia, Cambodia and China. He was part of the team that led to Placer's success in developing the Kidston Gold Mine, Porgera Gold Mine and Misima Gold Mine.

In 1987, Kit joined Niugini Mining Ltd. as Exploration Manager Asia and Manager Ore Reserves where he led the team to the discovery for a new gold belt at Loei, Thailand, including a deposit of 5 million tons at 3.5 gpt Au and 0.5% Cu.  He also successfully completed the acquisition of the Red Dome Gold Copper Mine in Australia and recognized the potential to double the open pitable reserves from 3 million tons to 7 million tons at 3 gpt Au and 1% Cu.

From 1994 to 2000, Kit was the President of Zen International Resources Ltd., which he founded with a mandate to investigate mining opportunities in China.  During his tenure at Zen, Kit identified a package of very attractive gold and copper projects in China.  Zen obtained full governmental approvals for the first Sino-Foreign Joint Venture for the Zijinshan gold copper project located in the Fujian Province.

Prior to joining Luna, Kit has provided consulting services for projects in Cambodia, Australia, and Malaysia.

In June 2004, Mr. Tim Searcy has been appointed president and chief executive officer. Tim worked in the corporate offices of Placer Dome where he held positions in Treasury, and more recently Corporate Development (M&A). Before joining Placer Dome, Tim worked as an exploration geologist in Canada and Asia. As an exploration geologist, Tim worked with Falconbridge and BHP, as well as a number of junior companies.

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

Our exploration program is designed to efficiently explore and evaluate our properties.

We do not claim to have any mineral reserves whatsoever at this time on our properties.

Our anticipated exploration costs for our respective properties, over the next twelve months are as follows:

Blue Mountain Project	$176,000
Gongguo Project	200,000
Dongchuan Project	112,000
$478,000

In addition to work performed on the properties mentioned above, we intend to conduct exploration activity on the LS and NBM properties. Each property will require $10,000 on exploration activity within the first anniversary of each of the agreements by March 20, 2005. All exploration work will be dependent upon our ability to successfully complete our public offering or have a sufficient amount of warrants exercised.

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

Results of Operations

We have included in this quarterly report financial statements for the three and six month periods ended June 30, 2004 and 2003 and the period from January 20, 2003 (being the date of inception of our new business) to March 31, 2004.

Three-month period ended June 30, 2004

We incurred a net loss of $444,310 (2003: $134,264) for the quarter ended June 30, 2004, resulting in a loss per share of $0.04 (2003: $0.01). The loss was attributable to operating expense of $441,417 (2003: $134,264), interest expense of $2 (2003: nil) and foreign exchange loss of $2,891 (2003: nil).

During the quarter we incurred $282 (2003: $375) in depreciation and amortization, $92,851 (2003: $11,764) in consulting fees, $15,542 (2003: $52,813) in exploration expense, $4,994 (2003: $10,956) in filing fees, $17,435 (2003: $11,424) in general and administrative expenses, $5,456 (2003: $5,373) in management fees, $153,379 (2003: nil) in organization expense, $45,498 (2003: $32,161) in professional fees, $7,651 (2003: $6,448) in rent, and $88,295 (2003: nil) in travel and conference.

Expenses increased as we refocus our efforts to the China properties. Consulting fees increased as we retained the service of director Kit Lee. We agreed to compensate Kit retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Kit will be assisting us on property generation as well as exploration. Exploration expense decreased as we focused our effort on acquiring the China properties. The majority of the exploration expense relates to work performed on the Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $10,674 in geologist fees, $1,264 in graphics supplies and analysis, and $4,199 in travel and transportation. General and administrative expense increased due to increased activities associated with acquiring new properties in China. Management fees were constant as the monthly charge is approximately $1,675 per month. Organization expense relates to funds advanced to China to pay for costs associated with acquiring the necessary approvals for the joint-venture agreements and the creation of the new joint venture companies. These advances will count towards the investment required to earn Luna's interest in the Chinese properties. Professional fees increased as we incurred legal fees to draft the agreements in China and also to file an SB-2 registration statement with the SEC. Travel fees increased as several directors spent time travelling in China during the quarter and we reimbursed Kit for travel expenses in China retro-active to November 2003 as this is when Kit first travelled to China to acquire properties.

Three- month period ended June 30, 2003

We incurred a net loss of $134,264 for the six-month period ended June 30, 2003, resulting in a loss per share of $0.01. The loss was attributable to operating expenses of $134,264.

During the period we incurred $375 in depreciation and amortization, $11,764 in consulting fees, $52,813 in exploration expense, $10,956 in filing fees, $11,424 in general and administrative expenses, $5,373 in management fees, $32,161 in professional fees and $6,448 in rent.

Expenses increased over the prior year period due to the increased activities as we enter the mining business. Professional fees increased due to increased filing and reporting activities. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased as we contracted geologists, including a director, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain property

Six-month period ended June 30, 2004

We incurred a net loss of $570,176 (2003: $202,321) for the six-month period ended June 30, 2004, resulting in a loss per share of $0.05 (2003: $0.02). The loss was attributable to operating expenses of $564,564 (2003: $202,321), and foreign exchange loss of $5,582 (2003: nil).

During the period we incurred $576 (2003: 721) in depreciation and amortization, $106,973 (2003: 28,292) in consulting fees, $90,757 (2003: 64,523) in exploration expense, $7,648 (2003: 14,682) in filing fees, $19,946 (2003: 18,495) in general and administrative expenses, $11,145 (2003: 10,339) in management fees, and $61,363 (2003: 49,912) in professional fees, $14,478 (2003: $12,407) in rent, $153,379 (2003: nil) in organization expense and $88,295 (2003: nil) in travel and conference.

Expenses increased over the prior year period due to the increased activities as we enter the mining business. Consulting fees increased as we contracted several geologists, including a director, to perform certain exploration activities. We also retained the services of director Kit Lee. We agreed to compensate Kit retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Kit will be focused on property generation as well as assisting in exploration. The majority of the exploration expense related to work performed on our Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and LS Properties (see our 2003 10KSB for further information on the properties), which were acquired during the six-month period ended June 30, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $49,594 in geologist fees, $3,784 in graphics supplies and analysis, and $9,005 in travel and transportation. We also spent $10,623 and $18,336 in staking fees on NBM and LS claims respectively. Management fees were constant as the monthly charge is approximately $1,675 per month. Organization expense relates to funds sent to China to pay for costs associated with acquiring the necessary approvals for the Chinese agreements and the creation of the new joint venture companies. These payments will count towards the spending required to earn Luna's interest in the Chinese properties. Professional fees increased as we incurred legal fees in preparing an SB-2 registration statement, as well as to draft the joint-venture agreements in China. Travel fees increased as several directors spent time travelling during the quarter and we agreed to reimburse Kit for travel expenses in China retro-active to November 2003 as this is when Kit first travelled to China to acquire properties.

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

Expenses increased over the prior year period due to the increased activities as we enter the mining business. We spent $64,523 on exploration activity compared to nil in the previous year's period. Professional fees increased due to increased filing and reporting activities due to our entering the mining business. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased due as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence of several prospective exploration properties including the Blue Mountain property.

Period of inception of the mining business, January 20, 2003 to June 30, 2004

We incurred a net loss of $1,036,863 for the period of inception to June 30, 2004, resulting in a loss per share of $0.09. The loss was attributable to operating expenses of $1,026,162 and foreign exchange loss of $10,701.

During the period we incurred $1761 in depreciation and amortization, $177,398 in consulting fees, $293,674 in exploration expense, $28,785 in filing fees, $51,141 in general and administrative expenses, $31,616 in management fees, $153,379 in organization expense, $142,057 in professional fees and $39,044 in rent.

Expenses increased over the prior year period due to the increased activities as we enter the mining business. Consulting fees increased as we contracted several geologists, including a director, to perform certain exploration activities. We also retained the services of director Kit Lee. We agreed to compensate Kit retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Kit will be focused on property generation as well as assisting in exploration. The majority of the exploration expense related to work performed on our Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and LS Properties (see our 2003 10KSB for further information on the properties), which were acquired during the six-month period ended June 30, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $78,705 in geologist fees, $37,031 in graphics supplies and analysis, and $24,463 in travel and transportation. We also spent $10,623 and $18,336 in staking fees on NBM and LS claims respectively. General and Administrative expense increase as supporting activities increased including office and communication expense. Management fees were constant as the monthly charge is approximately $1,675 per month. Organization expense relates to funds sent to China to pay for costs associated with acquiring the necessary approvals for the Chinese agreements and the creation of the new joint venture companies. These payments will count towards the spending required to earn Luna's interest in the Chinese properties. Professional fees increased as we incurred legal fees in preparing a SB-2 registration statement, as well as to draft the joint-venture agreements in China and also to file an SB-2 registration statement with the SEC. Travel fees increased as several directors spent time travelling during the quarter and we agreed to reimburse Kit for travel expenses in China retro-active to November 2003 as this is when Kit first travelled to China to acquire properties.

Balance Sheets

Total cash and cash equivalents as at June 30, 2004 and December 31, 2003, were respectively, $60,835 and $11,483. Working capital as at June 30, 2004, and December 31, 2003, were respectively, $(70,927) and $(40,024).

The decrease in working capital between June 30, 2004 and December 31, 2003 was attributable to operating expenses of $125,839, and an interest expense of $28. No revenue was generated during the period.

Total share capital as at June 30, 2004 and December 31, 2003, was respectively, $5,606,195 and $5,068,305. Total shares outstanding as at June 30, and December 31, 2003, was respectively, 16,894,446 and 12,441,946.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue for business operations, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding share purchase warrants will be exercised.

We have filed an SB-2 registration statement and are attempting to raise up to $2,700,000 which funds would be directed towards our mining operations. We have raised no funds to date on this offering. There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements.

-23

ITEM 3.   CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures:   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting:   There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

(b)     Reports on Form 8-K

Three reports on Form 8-K were filed during and subsequent to the quarter ended June 30, 2004 relating to events that occurred during the quarter.

On May 17, 2004 we reported that:

Lee Mun-Kit has agreed to join the Board of Directors.

On May 17, 2004 we also reported that:

We entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. to which the parties have agreed to establish a Sino-Foreign Co-operative Joint Venture company (Xinlong Mineral Resources Co. Ltd.) in Yunnan Province, PRC, to jointly explore the Gongguo Gold Project, Yunnan Province, China

On June 2, 2004 we reported that:

We entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. to which the parties have agreed to establish a Sino-Foreign Co-operative Joint Venture company (Xinan Mineral Resources Co. Ltd.) in Yunnan Province, PRC, to jointly explore the Dongchuan Gold Project, Yunnan Province, China

On July 9, 2004 we reported that:

Tim Searcy has agreed to join the Board of Directors and has accepted the appointment as President and Chief Executive Officer.

On July 9, 2004 we also reported that:

Paul Visosky has accepted the appointment as Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date this 13th day of August, 2004.

LUNA GOLD CORP.

By:	/s/ Tim Searcy
Tim Searcy, President and Principal Executive Officer

By:	/s/ Marcel de Groot
Marcel De Groot, Principal Financial Officer