Form 10QSB
period 2004-09-30
LUNA GOLD CORP
filed 2004-11-15
CIK 1101204

========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number 333-41516

LUNA GOLD CORP.
 (Exact name of small business issuer as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0226032 (I.R.S. Employer Identification No.)

Suite 920, 475 West Georgia Street
Vancouver, British Columbia
Canada V6B 4M9
(Address of principal executive offices)

(604) 689-7317
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

Shares outstanding as at November 12, 2004: 17,004,863

=========================================================================

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LUNA GOLD CORP.
INTERIM FINANCIAL STATEMENTS

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Balance Sheets

	September 30, 2004 (unaudited)	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$39,934	$11,483
Amounts receivable	6,779	1,919
Prepaid expenses	9,646	11,507

Total current assets	56,359	24,909

Equipment	4,554	3,008

Investment in resource properties joint ventures (note 2)	136,226	--

Total assets	$197,139	$27,917
Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable and accrued liabilities	$31,921	$18,715
Payables to related parties (note 5)	303,631	46,218
Total current liabilities	335,552	64,933

Stockholders' equity (deficiency):
Common stock, no par value, unlimited authorized shares; issued 17,004,863 at September 30, 2004, and 12,441,946 at December 31, 2003 (note 4)	5,615,926	5,068,305
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(4,796,115)	(4,796,115)
Deficit accumulated since inception of new business (note1)	(1,120,399)	(466,688)
Accumulated other comprehensive income: Cumulative translation adjustment	(20,571)	(25,264)
Total stockholder's deficiency	(138,413)	(37,016)
Total liabilities and stockholders' equity (deficiency)	$197,139	$27,917

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

/s/ Tim Searcy Tim Searcy, Director	/s/ Marcel de Groot Marcel de Groot, Director

LUNA GOLD CORP.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Consolidated Statements of Operations

	Three Month period ended September 30,		Nine Month period ended September 30,		Period from January 20/03 (inception of new business) to September 30,
	2004	2003	2004	2003	2004
Operating expenses:
Business Development	$7,489	$--	$7,489	$--	$7,489
Depreciation and Amortization	528	276	1,104	997	2,288
Consulting fees (note 5)	37,417	10,084	144,390	38,376	214,815
Marketing and promotion	329	3,595	2,143	6,545	10,496
Equity in loss from operations of resource properties joint ventures	13,774	--	13,774	--	13,774
Exploration expense	22,421	63,749	113,178	128,272	316,095
Filing fees	3,127	5,376	10,774	20,059	31,911
General and administrative	8,561	2,302	28,507	20,797	59,701
Investor relations	10,824	--	19,044	--	19,671
Management fees to related parties (note 5)	5,808	5,446	16,953	15,784	37,424
Organization expense	--	--	1,075	--	1,075
Professional fees	37,938	22,107	99,301	72,020	179,997
Rent	10,960	6,535	25,439	18,941	50,004
Travel and conference	40,197	--	128,491	--	128,491
Wages and Benefits	23,705	--	23,705	--	23,705
Total Expenses	223,077	119,470	635,367	321,791	1,096,936

Loss from operations	(223,077)	(119,470)	(635,367)	(321,791)	(1,096,936)
Foreign exchange gain (loss)	(12,762)	--	(18,344)	--	(23,463)
Interest income (expense), net	--	--	--	--	--
Net loss for the period	$(235,839)	$(119,470)	$(653,711)	$(321,791)	$(1,120,399)
Loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)	$(0.09)
Weighted average number of common shares outstanding: basic and diluted	13,689,627	9,487,847	13,689,627	10,588,466	12,434,521

LUNA GOLD CORP.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Shares		Additional Paid-In	Deficit accumulated Prior to Inception of
	Shares	Amount	Capital	New Business
Balance, December 31, 2002	10,141,946	$4,608,305	$182,746	$(4,789,127)
Loss for the period	--	--	--	(6,988)
Issuance of common stock on private placement (August 8, 2003)	2,250,000	450,000	--	--
Issuance of common stock for exploration (August 8, 2003)	50,000	10,000	--	--
Adjustment to cumulative translation account	--	--	--	--
Balance, December 31, 2003	12,441,946	$5,068,305	$182,746	$(4,796,115)

Loss for the period	--	--	--	--
Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement (Note 5)	96,250	24,063	--	--
Issuance of common stock on exercise of warrants on June 30, 2004	4,416,667	523,558	--	--
Issuance of common stock for exploration (August 8, 2004)	50,000	--	--	--
Adjustment to cumulative translation account	--	--	--	--
Balance, September 30, 2004	17,004,863	$5,615,926	$182,746	$(4,796,115)

	Deficit Accumulated Since Inception of New Business	Cumulative Translation Adjustment	Total Stockholders' Equity (Deficiency)	Comprehensive Income (loss)
Balance, December 31, 2002	$--	$(21,563)	$(19,639)	$(149,369)

Loss for the period	(466,688)	--	(473,676)	(473,676)
Issuance of common stock on private placement (August 8, 2003)	--	--	450,000	--
Issuance of common stock for exploration (August 8, 2003)	--	--	10,000	--
Adjustment to cumulative translation account	--	(3,701)	(3,701)	(3,701)
Balance, December 31, 2003	$(466,688)	$(25,264)	$(37,016)	$(477,377)
Loss for the period	(653,711)	--	(653,711)	(653,711)
Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement (Note 5)	--	--	24,063	--
Issuance of common stock on exercise of warrants on June 30, 2004	--	--	523,558	--
Issuance of common stock for exploration (August 8, 2004	--	--	--	--
Adjustment to cumulative translation account	--	4,693	4,693	4,693
Balance, September 30, 2004	$(1,120,399)	$(20,571)	$(138,413)	$(649,018)

See accompanying notes to financial statements.

LUNA GOLD CORP.
(Expressed in United States dollars)
(Unaudited - Prepared by Management)
Consolidated Statements of Cash Flows

	Three Month period ended September 30,		Nine Month period ended September 30,		Period from Jan. 20, 2003 (inception of new business) to September 30,
	2004	2003	2004	2003	2004
Cash flow from operating activities:
Net loss	$(235,839)	$(119,470)	$(653,711)	$(321,791)	$(1,120,399)
Items not affecting cash:
Depreciation and amortization	528	276	1,104	997	2,288
Issuance of shares for exploration	--	10,000	--	10,000	10,000

Equity in loss from operations	13,774	--	13,774	--	13,774
Other	2,303	--	1	--	1

Changes in operating assets and liabilities:
Amounts receivable	(3,205)	(2,131)	(4,860)	(5,172)	(6,691)
Prepaid expenses	(2,079)	(3,027)	1,861	(3,027)	(9,644)
Accounts payable and accrued liabilities	(45,562)	(15,763)	13,206	26,602	9,135
Net cash used in operating activities	(270,080)	(130,115)	(628,625)	(292,391)	(1,101,536)

Cash flow from investing activities:
Purchase/Disposal of equipment	(448)	(3,332)	(2,079)	(3,332)	(5,411)
Investment in resource properties joint ventures	--	--	(150,000)	--	(150,000)
Net cash used in investing activities	(448)	(3,332)	(152,079)	(3,332)	(155,411)

Cash flow from financing activities:
Proceeds from exercise of warrants issued on August. 8, 2003 private placement (Note 5)	4,688	--	24,063	--	24,063
Proceeds from exercise of warrants on June 30, 2004	5,043	--	523,558	--	523,558
Notes payable to related parties					--
Payable to related parties	238,211	11,932	257,413	13,378	265,238
Proceeds from issuance of shares for cash		450,000		450,000	450,000
Proceeds from subscriptions received in advance of share offering	--	(343,301)	--	--	--
Net cash provided by financing activities	247,942	118,631	805,034	463,378	1,262,859

Increase (decrease) in cash and cash equivalents	(22,586)	(14,816)	24,330	167,255	5,912
Effect of exchange rate changes on foreign currency denominated cash balances	1,685	10,637	4,121	(8,979)	152
Cash and cash equivalents, beg. of period	60,835	196,325	11,483	33,870	33,870
Cash and cash equivalents, end of period	$39,934	$192,146	$39,934	$192,146	$39,934
Supplemental disclosure:
Interest paid (received) net	--	--	--	--	--
Issuance for common stock for debt	--	--	--	--	10,000

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)
(Unaudited - Prepared by Management)

Nine-month period ended September 30, 2004 and 2003
Period from January 20, 2003 (inception of new business) to September, 2004

1. Nature of Operations:

The Company was incorporated on June 24, 1986 in British Columbia, Canada. In July 1999, the Company redomiciled to Wyoming State, USA. From July 1999 until January 2003, as described in the Company's consolidated financial statements filed with the 2003 annual report on Form 10-KSB, the Company's focus was on the streaming-media business. These efforts ceased in January 2003. During the three month period ended March 31, 2003 the Company refocused its efforts from the streaming-media business and entered the mining exploration business (note 3). As the Company has no producing properties, financial information from January 20, 2003, the inception of the mining business, has been presented in these financial statements. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all.

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

2. Significant Accounting Policies:

(a) Basis of presentation:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There is no material measurement differences to these financial statements to Canadian generally accepted accounting principles (see note 7). The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the Nine months ended September 30, 2004 are not necessarily indicative of what the results will be for the 2004 fiscal year.

In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as at September 30, 2004 and 2003 and December 31, 2003 and results of operations and cash flows for the periods then ended.

2. Significant Accounting Policies (Cont'd):

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB which includes the Company's financial statements for the year ended December 31, 2003.

(b) Principles of consolidation:

These consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries Compania Minera Antero gold S.A. de C.V., Eureka Gold Inc., Luna Gold (China) Corp. and Luna Gold (Liaoning) Corp. All significant inter-company transactions and balances have been eliminated.

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

2. Significant Accounting Policies (Cont'd):

A total of 1,050,000 options were granted in the nine-month period ended September 30, 2004. If the fair-value method had been used, an additional expense of $25,230 and $224,414 would have been recognized for stock-based compensation for the three and nine months periods ended September 30, 2004, and $249,645the period from inception of new business on January 20, 2003 to September 30, 2004. Pro forma basic and diluted loss per share would have been $0.02, $0.06 and $0.11 respectively.

The fair value has been calculated using the Black-Scholes option pricing model and the following factors: volatility - 90%; risk-free interest rate - 5%; dividend yield - nil; term - five years. The fair value of each option granted is $0.14.

(f) Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (September 30, 2003 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4 (a)).

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

(h) Joint Venture Agreements

The Company holds a significant portion of its interests in resource properties through joint venture agreements. The Company accounts for its joint venture operations using the equity method whereby the investment is initially record at cost and is adjusted to recognize the Company's share of losses and reduced by dividends and distributions received.

3. Mining Property Interests

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

(i)

50,000 shares were issued on August 8, 2003 when the TSX Venture Exchange (the "TSX") approved (the "Approval Date") the Blue Mountain Project as a "qualifying property" (as defined within the rules and policies of the TSX);

(ii)	An additional 50,000 shares were issued on Aug 8, 2004;
(iii)	Two years following the Approval Date a payment in the amount of $20,000;
(iv)	three years following the Approval Date a payment in the amount of $30,000
(v)	four years following the Approval Date a payment in the amount of $40,000;
(vi)	five years following the Approval Date a payment in the amount of $100,000; and
(vii)	six years following the Approval Date a payment in the amount of $1,300,000 (the "Final Payment").

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

3. Mining Property Interests (Cont'd):

The joint venture company will is called the Xinan Mineral Resources Co. Ltd. It is established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Dongchuan area of the Yunnan, Province, PRC.

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

The schedule of payments is as follows; beginning from October 12, 2004, the date the joint venture company is successfully incorporated:

Due Date	Investment
By Yr. 1 Anniversary	$600,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,500,000
Total:	$3,100,000

(c) Gongguo Project

On May 18, 2004 the Company entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") to establish a Sino-Foreign co-operative joint venture company in Yunnan Province, PRC.

The joint venture company is called the Xinlong Mineral Resources Co. Ltd. It is established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Gongguo area of the Yunnan, Province, PRC.

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

3. Mining Property Interests (Cont'd):

The schedule of payments, beginning from October 12, 2004, the date the joint venture company is successfully established, is as follows:

Due Date	Investment
By Yr. 1 Anniversary	$540,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,510,000
Total	$3,050,000

4. Stockholders' Equity:

(a) Escrowed stock:

At September 30, 2004, 213,839 (2003 - 213,839) common shares outstanding were held in escrow.

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

(b) Stock options and stock-based compensation:

A summary of the status of the Company's stock options at September 30, 2004 and December 31, 2003 and changes during the periods ended on those dates is presented below:

	2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	810,000	$0.25	--	--
Granted	1,050,000	0.30	810,000	$0.25
Exercised	--	--	--	--
Expired/cancelled	--	--	--	--
Outstanding, end of period	1,860,000	$0.28	810,000	$0.25
Options exercisable	1,590,000	$0.28	--	--

4. Stockholders' Equity (Cont'd):

A total of 1,050,000 options were granted during the nine months ended September 30, 2004 (2003: 810,000). The 2004 options are subjected to four month hold periods expiring October 7 and October 28, 2004

(c) Private Placement

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

The proceeds of the private placement funds are for working capital purposes. At September 30, 2004, 1,028,750 warrants were outstanding.

5. Related Party Transactions:

In addition to related party transactions disclosed elsewhere in these financial statements:

(a) During the period ended September 30, 2004, the Company paid or accrued management fees, geological consulting, other consulting fees and salaries of $141,959 (2003 - $66,939) to directors and a company controlled by two directors.

(b) The Company was charged by Pacific Source Capital Ltd. Cdn$2,500 per month in consideration for which Pacific Source Capital Ltd. provides the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

(c) Total charges made by Pacific Source Capital Ltd., during the nine month period ended September 30, 2004 were as follows:

2004 2003	$ 16,953 $ 15,784

(d) During the period ended September 30, 2004 Pacific Source Capital Ltd has advanced $200,157 to the company.

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

(b) Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at September 30, 2004.

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

	Nine months ended September 30,
	2004	2003
Loss for the period, US GAAP	$(653,711)	$(321,791)
Loss for the period, Canadian GAAP	$(653,711)	$(321,791)
Loss per share, Canadian GAAP	$(0.05)	$(0.03)

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of September 30, 2004, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period ended September 30, 2004, for the period ended September 30, 2003 and for the period from the inception of our mining business as of January 20, 2003, to September 30, 2004 of $653,711, $321,791 and $1,120,399, respectively. The loss increased over the prior year period due to higher administration and exploration expenses during the period as the Company performed due diligence on, and optioned, several new properties during the period and expand its focus to China. We did not earn any revenue during the period ended September 30, 2004 and the year ended December 31, 2003.

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

The schedule of payments is as follows; beginning from October 12, 2004, the date the joint venture company is successfully incorporated:

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

The schedule of payments, beginning from October 12, 2004 the date the joint venture company is successfully established, is as follows:

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

Results of Operations

We have included in this quarterly report financial statements for the three and nine month periods ended September 30, 2004 and 2003 and the period from January 20, 2003 (being the date of inception of our new business) to September 30, 2004.

Three-month period ended September 30, 2004

We incurred a net loss of $235,839 (2003: $119,470) for the quarter ended September 30, 2004, resulting in a loss per share of $0.02 (2003: $0.01). The loss was attributable to operating expense of $223,077 (2003: $119,470) and foreign exchange loss of $12,762 (2003: nil).

During the quarter we incurred $7,489 (2003: nil) in Business Development, $528 (2003: $276) in depreciation and amortization, $37,417 (2003: $10,084) in consulting fees, $13,774 (2003: nil) in equity in operations of joint ventures, $22,421 (2003: $63,749) in exploration expense, $3,127 (2003: $5,376) in filing fees, $8,561 (2003: $2,302) in general and administrative expenses, $5,808 (2003: $5,446) in management fees, $37,938 (2003: $22,107) in professional fees, $10,960 (2003: $6,535) in rent, and $40,197 (2003: nil) in travel and conference.

Business development relates to expense incurred in establishing business contacts in China. Consulting fees increased as we accrued fees to a director for his work on an SB-2 registration with the SEC. Exploration expense decreased as we focused our efforts on acquiring the China properties. The majority of the exploration expense relates to work performed on the Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $2,156 in geologist fees and $20,515 in staking fees. General and administrative expense increased due to increased activities associated with acquiring new properties in China. Management fees were constant as the monthly charge is approximately $1,675 per month. Professional fees increased as we incurred legal fees to draft the agreements in China and also to file an SB-2 registration statement with the SEC. Travel fees increased due to travel to, and within China.

Three-month period ended September 30, 2003

We incurred a net loss of $119,470 for the three-month period ended September 30, 2003, resulting in a loss per share of $0.01. The loss was attributable to operating expenses of $119,470.

During the period we incurred $276 in depreciation and amortization, $10,084 in consulting fees, $63,749 in exploration expense, $5,376 in filing fees, $2,302 in general and administrative expenses, $5,446 in management fees, $22,107 in professional fees and $6,535 in rent.

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

Nine-month period ended September 30, 2004

We incurred a net loss of $653,711 (2003: $321,791) for the nine-month period ended September 30, 2004, resulting in a loss per share of $0.05 (2003: $0.03). The loss was attributable to operating expenses of $635,367 (2003: $321,791), and foreign exchange loss of $18,344 (2003: nil).

During the period we incurred $7,489 (2003: nil) in business development, $1,104 (2003: 997) in depreciation and amortization, $144,390 (2003: 38,376) in consulting fees, $13,774 (2003: nil) in equity in operations of joint ventures, $113,178 (2003: 128,272) in exploration expense, $10,774 (2003: 20,059) in filing fees, $28,507 (2003: 20,797) in general and administrative expenses, $16,953 (2003: 15,784) in management fees, and $99,301 (2003: 72,020) in professional fees, $25,439 (2003: $18,941) in rent, $1,075 (2003: nil) in organization expense and $128,491 (2003: nil) in travel and conference.

Expenses increased over the prior year period due to the increased activities as we enter the mining business. Business development relates to expenses incurred in establishing business contacts in China. Consulting fees increased as we contracted several geologists, including a director, to perform certain exploration activities. We also retained the services of director Kit Lee. We agreed to compensate Mr. Lee retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Mr. Lee will be focused on property generation as well as assisting in exploration. We have also accrued consulting fees for work performed on an SB-2 registration with the SEC. The majority of the exploration expense related to work performed on our Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and LS Properties (see our 2003 10KSB for further information on the properties), which were acquired during the nine-month period ended September 30, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $51,750 in geologist fees and $48,880 in staking fees. Management fees were constant as the monthly charge is approximately $1,675 per month. Professional fees increased as we incurred legal fees in preparing an SB-2 registration statement, as well as to draft the joint-venture agreements in China. Travel fees increased due to travel to, and within China.

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

Period of inception of the mining business, January 20, 2003 to September 30, 2004

We incurred a net loss of $1,120,399 for the period of inception to September 30, 2004, resulting in a loss per share of $0.09. The loss was attributable to operating expenses of $1,096,936 and foreign exchange loss of $23,463.

During the period we incurred $7,489 in business development, $2,288 in depreciation and amortization, $214,815 in consulting fees, $13,774 in equity in operations of joint ventures, $316,095 in exploration expense, $31,911 in filing fees, $59,701 in general and administrative expenses, $37,424 in management fees, $1,075 in organization expense, $179,997 in professional fees, $50,004 in rent and $128,491 in travel expense.

Expenses increased over the prior year period due to the increased activities as we enter the mining business. Business development relates to expenses incurred in establishing business contacts in China. Consulting fees increased as we contracted several geologists, including a director, to perform certain exploration activities. We also retained the services of director Kit Lee. We agreed to compensate Mr. Lee retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Mr. Lee will be focused on property generation as well as assisting in exploration. The majority of the exploration expense related to work performed on our Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and LS Properties (see our 2003 10KSB for further information on the properties), which were acquired during the nine-month period ended September 30, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $119,781 in geologist fees. We also spent $127,736 in staking fees. General and Administrative expense increase as supporting activities increased including office and communication expense. Management fees were constant as the monthly charge is approximately $1,675 per month. Professional fees increased as we incurred legal fees in preparing a SB-2 registration statement, as well as to draft the joint-venture agreements in China and also to file an SB-2 registration statement with the SEC. Travel fees increased due to travel to, and within China.

Balance Sheets

Total cash and cash equivalents as at September 30, 2004 and December 31, 2003, were respectively, $39,934 and $11,483. Working capital as at September 30, 2004, and December 31, 2003, were respectively, $(279,013) and $(40,024).

The decrease in working capital between September 30, 2004 and December 31, 2003 was primarily attributable to operating expenses of $635,367, offset by advances from related parties. No revenue was generated during the period.

Total share capital as at September 30, 2004 and December 31, 2003, was respectively, $5,615,926 and $5,068,305. Total shares outstanding as at September 30, 2004 and December 31, 2003, was respectively, 17,004,863 and 12,441,946.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b) Reports on Form 8-K

Two reports on Form 8-K were filed during and subsequent to the quarter ended September 30, 2004 relating to events that occurred during the quarter.

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

Date this 12th day of November, 2004.

LUNA GOLD CORP.

By:	/s/ Tim Searcy
Tim Searcy, President and Principal Executive Officer

By:	/s/ Marcel de Groot
Marcel De Groot, Principal Financial Officer