Form 10KSB
period 2004-12-31
LUNA GOLD CORP
filed 2005-04-14
CIK 1101204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 333-41516

LUNA GOLD CORP.
 (Name of small business issuer in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	98-0226032 (I.R.S. Employer Identification No.)

Suite 920, 475 West Georgia Street,
Vancouver, British Columbia, Canada V6B 4M9
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
Yes [ x ]       No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [    ]

State issuer's revenues for the most recent fiscal year:$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the TSX Venture Exchange as at March 20, 2005: $6,143,175

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,572,698

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General - The Company

We were incorporated under the laws of the Province of British Columbia on June 24, 1986 under the name "Belcarra Resources Ltd." We changed our name to "Belcarra Motors Corp." on October 12, 1994, and to "Predator Ventures Ltd." on September 10, 1997. We were continued to the State of Wyoming effective July 14, 1999 and, on September 9, 1999, we filed Articles of Amendment which increased our authorized capital from 100,000,000 common shares with no par value to unlimited common shares with no par value. On November 16, 1999, we changed our name to wwbroadcast.net, inc. to reflect our streaming media business which we had commenced on July 1, 1999, when we began seeking a suitable Internet-based business for acquisition. On December 3, 1999, we were registered as an extra-provincial company under the Company Act of British Columbia. ,In a year prior to 2004, after we acquired a mineral exploration property known as the Blue Mountain Project we changed our name to Luna Gold Corp. When we changed our name to Luna Gold Corp. we failed to file a preliminary or definitive proxy statement or information statement with the SEC prior to soliciting our shareholders to approve the name change as required by sections 14(a) or 14(c) of the Securities Exchange Act of 1934. We intend to rectify this matter in the future by making the appropriate filings with the SEC. We are now engaged in the business of exploration.

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

Our former website, wwbc.net (the "Website"), became operational on March 9, 2000. The Website offered users access to various subsidiary content distribution websites (the "Content Websites"), through which users with multimedia enabled personal computers or certain other Internet-attached devices could access Internet links to various providers of streaming media programming, organized by logical categories and subcategories to facilitate searches for such programming in a convenient and user-friendly manner. During July 2002 we completed a private placement as well as a 5 for 1 share consolidation, such that each of our shareholders received one share of our common stock after consolidation for every five shares of common stock previously held by the shareholder. In a year prior to 2004, we entered into an option agreement pursuant to which we have the right to acquire the Blue Mountain Project mentioned above.

On August 8, 2003, we changed our name to "Luna Gold Corp." to more accurately reflect our business and the fact that we are focusing our efforts on exploration of the property for precious metal ore deposits.

Our office is located at Suite 920, 475 West Georgia Street, Vancouver, British Columbia, Canada V6B 4M9. The telephone number is (604) 689-7317 and the facsimile number is (604) 688-0094.

Except as otherwise indicated, all information in this registration statement has been restated to give effect to all stock consolidations of our common stock referred to above and elsewhere in this registration statement. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our business

We are engaged in the acquisition and exploration of mineral properties. During 2004, we entered into option agreements on two separate properties in China's Yunnan Province, Gongguo and Dongchuan, and we received TSX approval on two joint venture properties in Nevada, Red Rock and NBM. Furthermore, by October, we obtained our business licenses from the Ministry of Land and Resources (MOLAR) in Yunnan, giving us the right to perform work on our properties, in an attempt to identify compelling drill targets and in the acquisition of other mineral properties.

We are presently in the exploration stage and there is no assurance that mineralized material exits on our properties or property interests.

As such we do not have any ore body. We have not generated any revenues from our operations.

Our property interests are currently as follows:

Nevada
-	Blue Mountain Property (optioned)
-	Red Rock (optioned) (formerly LS Property)

China
-	Dongchuan Project
-	Gongguo Project

Descriptions of these property interests are as follows:

Blue Mountain Property:

Option

We entered into an agreement dated March 20, 2003, with Nassau Ltd. ("Nassau"), a private U.S. company, to acquire its interest in a mineral exploration property located in Nevada. The agreement with Nassau grants us a purchase option on 31 unpatented claims known as the Blue Mountain Project, located in Humbolt County, Nevada. In accordance with the terms of the agreement with Nassau, we, at our option, have the right to acquire a 100% interest in the Blue Mountain Project by issuing 100,000 shares of common stock and making payments totaling $1,490,000 to Nassau over a six year period. We have made all payments and contributions to Nassau to keep the Blue Mountain agreement in good standing until August 2005.

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

The Blue Mountain Project was optioned because geologic evaluation determined that it had sufficient merit to justify further expenditure of money to continue exploration efforts Also, it is situated in an area which has been postulated to lie along an important structural trend of precious-metal mineralization historically. Carl Hering, one of our Directors, was involved in the evaluation and selection of this property. He has a PhD in Geology from the University of Oregon (1981) and has worked in the exploration and mining industry for over 20 years.

Previous exploration

Numerous mining and exploration companies have worked on the property during the past 20 years as detailed below. Most of our work thus far has centered on compilation and evaluation of this past work however late in 2003 an initial field investigation program was completed.

Geological, alteration mapping and rock chip including trench sampling was initially done by a private US corporation in 1983. Results of this work suggested that a precious metal-bearing system was responsible for the exposed alteration on the property. Billiton Minerals optioned the property from Nassau in 1984 and conducted additional geological mapping and geochemical sampling. In 1985, Billiton began a drilling program. Between 1985 and 1987 Billiton drilled a total of 50 drill holes. Billiton subsequently terminated their option agreement with Nassau.

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

Lac Minerals carried out a compilation of previous data in 1991 and drilled 12 new rotary drill holes. LAC relinquished their option on the property.

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

No reserve has currently been defined on the property. Because of the wide drill hole spacing more work is judged to be practical.

There are no permanent facilities, plants, buildings or equipment on the property. All prior drill hole locations, road access routes, and previous disturbances have been reclaimed.

Proposed Exploration Work

To further evaluate the property we proposed a two-stage program.

Stage 1 will include re-processing existing geophysical data, undertaking new geophysical work and completing new surface mapping and sampling. We will also run gravity and magnetics testing. Geologic mapping work and completing new surface mapping and will also be performed. The objective of Stage 1 is to determine targets for drilling.

The first stage was planned to take about eight months, and cost up to $59,000.

Stage 2 will consist of road construction, reclamation work, and the drilling of up to 2,000 feet of reverse circulation drilling and 2,000 feet of core drilling. Stage 2 will only occur if suitable drill targets are identified. It is our intention to bring in a joint venture partner to share the risk on this stage.

Stage 2 is expected to take about four months and costs up to $117,000.

Stage 1 Work Completed to Date

Our work has concentrated on identifying which structures are the primary feeder structures, and hence may be connected to the high-grade intercepts from previous drilling. Additionally, thicker, better-grade zones of the tabular low-angle zone were sought. Careful review of previous drilling, and detailed mapping and sampling of structures over the northern portion of the property were the principal techniques involved in this re-evaluation.

Results from this program clearly show that the northeast trending structures are the principal gold bearing structures. Approximately 65% of the samples containing the greater than 0.01 ounces per to gold occur along northeast trending faults. An east-west trending zone in the northern part of the property was shown to contain 15% of the samples grading better than 0.01 ounces per ton gold. Previous explorers targeted the north-south structures that contain only about 20% of the samples assaying greater than .01 ounces per ton gold. Our work suggests that the north-south structures may be less important than the northeast structures, consequently there are several high-grade targets left to be tested on northeast and east-west trending structures.

Additional planned geophysical work has not yet been carried out, and we are evaluating the need, if at all, for this originally planned work.

Red Rock Property:

Option

On March 4, 2004, we acquired an option on the Red Rock Property (formerly LS Property), and have the right to acquire a 100% interest, in these 80 mineral claims located in

Lander County, Nevada, subject to a retained 3% net smelter royalty. We made an initial $5,000 payment upon execution of the agreement and would, at our option, make further cash payments totaling $1,400,000 over a 15 year period. Additionally, we are required to carry out a minimum year-one work program of $10,000 and must complete a total work program of $1,400,000 over the 15 year option period.

The schedule of payments is as follows:

Due Date	Cash Payment	Work Commitment
On execution of Agreement	$5,000 (PAID)	--
By Yr. 1 Anniversary	$15,000 (PAID)	$10,000 (Completed)
By Yr. 2 Anniversary	$25,000	$50,000
By Yr. 3 Anniversary	$50,000	$100,000
By Yr. 4 Anniversary	$155,000	$100,000
By Yr. 5 Anniversary	$250,000	$250,000
By Yr. 6 Anniversary	$250,000	$250,000
By Yr. 7 Anniversary	$250,000	$240,000
Each of Yrs. 8 to 15	$50,000	$50,000
TOTAL	$1,400,000	$1,400,000

Location and Access

The Red Rock Property consists of 80 mineral claims (1,600 acres) situated along the Battle Mountain mineral trend, in the Northern Shoshone Range, Lander County, Nevada. The Red Rock gold prospect is accessed via State highway 305 south from Battle Mountain for approximately 20 miles and then 8 miles by the Redrock Canyon-Carico Lake Valley road to the southwest corner of the property. Two-track dirt, 4-wheel drive roads cross the property.

Property Geology

The Red Rock Property is located along the northern margin of a volcanic depression. Data collected and compiled to-date suggests that the claim block contains a potential gold target. Geologically, the area is characterized by poorly exposed Paleozoic sedimentary rocks, which overlie younger metamorphic rocks and are separated by a low-angle fault. Both low- and high-angle faulting dissect the region. Mapped areas of alteration, with coincident gold and trace element anomalies, define a structural and stratigraphically controlled mineralized zone. The alteration features are characteristic of the sedimentary rock-hosted style of gold mineralization common throughout northern Nevada.

Previous Exploration

The property has only undergone past geologic mapping and limited surface sampling and has never been drill tested.

Work Completed to Date

In 2004, Luna undertook a mapping and sampling program which cost approximately US$15,000, on a 0.5 km2 grid. Soil sampling returned two zones of coincident Au and As anomolies. One of the zones also had elevated base metal signatures. Both zones straddle the main structure on the property, the NW trending Caetano Break (also known as the Wilson Canyon Fault).

Future Work

In keeping with Luna's risk reducing strategy, we are now looking for a joint venture partner to drill the anomalies identified in the first season. If these efforts fail, we will expand the sampling grid along favourable structures in an attempt to expand the soil anomalies and we may pick-up more ground along favourable structure in order to make the package more attractive.

NBM Property:

Option

On March 4, 2004, we acquired an option on the NBM Property, and had the right to acquire a 100% interest in these 36 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. We made an initial $5,000 payment upon execution of the agreement dated March 4, 2004, carried out a first year work program of US$10,000. However, the results were not compelling enough for us to make the first anniversary payment; therefore, we let the option lapse, and the NBM property is no longer in our portfolio.

China Properties

Dongchuan Project:

Option

On June 2, 2004, we entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") pursuant to which we together agreed to establish a Sino-Foreign co-operative joint venture company in the Yunnan Province, PRC. We subsequently were granted a business license and established the joint venture company called the Xinan Mineral Resources Co. Ltd. It was established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Dongchuan area of the Yunnan, Province, PRC. The TSX Venture Exchange has approved the agreement.

Pursuant to the terms of the co-operative agreement, we agreed to invest, at our option, a total of 3.1 million over three years to earn a 70% interest in the co-operative company. After we have earned a 70% interest, at our option, we may earn a further 20 % interest in the co-operative company by investing an additional $6 million.

If we elect to terminate the co-operative agreement at any time, all unexpended amounts that we may have paid to the co-operative company will be returned to us and all rights to the property will be returned to YNMG.

The schedule of payments is as follows; beginning from the date the joint venture company is successfully incorporated:

Due Date	Investment
By Yr. 1 Anniversary	$600,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,500,000
Total	$3,100,000

Location and Access

The Dongchuan Project encompasses three areas made up of three exploration licenses and two license applications. The three areas are in the rugged northeastern part of Yunnan Province, China. Together the licenses and applications cover a little over 175 square miles. For ease of reference the three areas are referred to in this write-up as the eastern, central and western project areas.

Access to the areas, from the Provincial capital city, Kunming, is obtained by a combination of roads that ranges from good toll freeways near Kunming to primitive local dirt roads on the properties. The local roads are normally passable to 2 wheel drive vehicles with good ground clearance. Some parts of the central and eastern areas may be accessible only by footpaths. In May of 2004 a drive from Kunming to the central area covered about 160 miles and took about 8 hours, including routine meal and fuel stops. A drive from Kunming to the western area took about 10 hours covering 140 miles. Though the western and central areas of the project are only about 20 miles apart, there is no direct road link, so that traveling from one part of the project to another may entail a road trip of about 300 miles.

The project area lies just north of 26 degrees of latitude, and has an extreme range of elevations from about 2,900 feet to close to 9,000 feet above sea level. This produces a considerable range of climates, from sub-tropical at lower elevations to temperate and sometimes cold at the higher elevations. Snowfalls are not common but do occur. There can be up to a meter of precipitation annually, mostly between April and October.

History of the Dongchuan Project

The history of gold exploration is very brief. Regional scale geological maps exist.

Present State of the Project

Late in 2004, Luna initiated stage 1 of its exploration program. This included channel sampling across exposed zones of obvious alteration and the initiation of stream sediment and soil sampling programs.

Property Geology

The sedimentary rocks that dominate in the district are mostly between about 2,000 million years and 600 million years old. They consist of shales, slates, sandstones and dolostones (limestone-like rocks, differing from limestone in their main component mineral). The rocks have been extensively folded and faulted during later episodes of deformation of the earth's crust. The strongest deformation was 200 to 300 million years ago, and at about the same time, some basaltic volcanic rocks erupted and were deposited in the region.

Proposed Program

A recommended exploration program for the Dongchuan Project consists of two stages, the first stage being primarily one of due diligence. We have not yet acquired all of the existing exploration data for the license areas. We need to acquire the information and evaluate it in detail. The first stage also includes some new, relatively low-cost work.

1.

Acquire, assimilate and field check all of the existing data, including but not limited to the original stream sediment survey data, prospecting and rock sampling data, Yunnan Mining's quality control data, and such other information as may exist. The areas high-lighted by the stream sediment geochemistry should be re-visited in the field to assess the significance of the anomalies.

2.	Complete a satellite image interpretation of the geology of the project area.

3.

Assuming that the exploration licenses under application are granted, do reconnaissance geological field studies in the eastern project area, as it has had no prior exploration work. These field studies should be done after the satellite image study, as the latter may help guide the field workers to areas of interest.

Including overheads and administrative costs in China, the Stage 1 program outlined above is expected to cost in the order of US$112,000.

The second stage of exploration is contingent upon the due diligence and preliminary reconnaissance work in Stage 1 confirming that additional work is merited. The second stage is proposed to consist of:

1.

An airborne magnetic and radiometric geophysical survey. Geophysical surveys use instruments that are able to detect certain properties of rocks in the subsurface. This survey would cover all of the project license areas.

2.

Follow-up reconnaissance field work in selected areas of the central project area, which has already been covered by regional steam sediment surveys. The details of this work would depend on the results of the preceding Stage 1 work and the airborne survey. The follow-up work would consist of more detailed stream sediment, soil and rock sampling, geological mapping and ground geophysics.

3.

Initial reconnaissance field work in the western project license area, within which there are active iron mines. The reconnaissance field work would consist of regional stream sediment sampling, prospecting and initial geological studies.

4.

Assuming that the exploration licenses under application are granted, do additional reconnaissance field work in the eastern project area. This work would consist of regional stream sediment sampling and prospecting.

Including overheads and administrative costs in China, the Stage 2 program outlined above is expected to cost in the order of US$1.53 million.

The license areas that comprise the Dongchuan Project contain no known reserves of gold mineralization, or known bodies of gold mineralization that could develop into reserves. The program described above is exploratory in nature.

Gongguo Project:

Option

On May 18, 2004 we entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") pursuant to which we together agreed to establish a Sino-Foreign co-operative joint venture company in Yunnan Province, PRC. We subsequently were granted a business license and established the joint venture company called the Xinlong Mineral Resources Co. Ltd. It was established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Gongguo area of the Yunnan, Province, PRC. The TSX Venture Exchange has approved the agreement.

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

The schedule of payments, beginning from the date the joint venture company is successfully established, is as follows:

Due Date	Investment Date
By Yr. 1 Anniversary	$540,000
By Yr. 2 Anniversary	$1,000,000
By Yr. 3 Anniversary	$1,510,000
Total:	$3,050,000

As of the date hereof we have not paid any money.

Location and Access

The Gongguo Project is located in the rugged southwestern part of Yunnan Province, China. A good toll freeway connects the area to the provincial capital, Kunming, about 510 kilometers by road to the east. The nearest commercial airport is in the Dali - Xiaguan area, about 120 kilometers by freeway to the east of the project. Once in the project area, access to the Mining and Exploration Licenses that comprise the project is by local roads, paved or unpaved, and by footpaths. Access to the known mineral occurrences is by footpath. The local infrastructure is minimal. The area has a tropical rainforest climate with a rainy season that lasts from about May to the end of October.

History of the Gongguo Project

The gold occurrences known to exist on the Gongguo licenses were discovered as a result of a regional stream sediment survey done by Yunnan Nonferrous Geology and Mining Ltd. in 1998. A stream sediment survey consists of collecting a sample of the fine sediment from a stream channel and sending it to a laboratory to be analyzed for elements of interest, in this case gold. Discovery of an above-normal level of gold in a stream's sediment leads to prospecting of the bedrock in the area drained by the stream. Between 1998 and 2000, exploration work in the project area included prospecting, surface rock sampling, the excavation of shallow trenches to expose bedrock in areas of interest and the driving and sampling of 6 exploration tunnels at one prospect, Xiaoganqin.

Present State of the Property

Late in 2004, Luna initiated stage 1 of its exploration program. This included re-sampling of adits, detailed structural mapping, and the landsat study. A broader scale mapping and sampling program is also ongoing around the Xiaoganqin showing.

Property Geology

The project area is adjacent to a large fault that marks a structural zone between two large land blocks. Rocks in the project area are predominantly Mesozoic sediments, including mudstones, siltstones and sandstones. Where shattered, the rock was permeable, which allowed mineralizing fluids to pass through it. These fluids deposited quartz veins in an irregular network pattern.

Proposed Program

A recommended exploration program at Gongguo consists of two stages, the first stage being comprised of the following components. In part this work is due diligence to validate the earlier work, and in part it is new:

1.	Acquire and assimilate all the existing regional exploration data. Re-visit the known occurrences in the field and assess them to determine what additional work is merited.

2.	Complete a satellite image interpretation of the geology of the project area.

3.

Review all the exploration data for the Xiaoganqin Prospect. Re-sample the tunnels and surface exposures sufficiently to validate the earlier sampling. Advance the geological mapping with an emphasis on structure and alteration.

Including overheads and administrative costs in China, the Stage 1 program outlined above is expected to cost in the order of US$200,000.

The second stage of work is contingent on success in the first stage, particularly in the due diligence aspects of the first stage. The second stage consists of:

4.	An airborne magnetic and radiometric geophysical survey. Geophysical surveys use instruments that are able to detect certain properties of rocks in the subsurface.

5.	Grid-based geology, geochemistry and geophysics on target areas confirmed or identified in Stage 1.

6.

Underground exploration, via tunnels, of the Xiaoganqin Prospect. Underground exploration, using local labour, is proposed instead of drilling due the logistical challenge of getting a modern drill and qualified drillers, and finding some way to get the equipment into this rugged and relatively undeveloped area.

Including overheads and administrative costs in China, the Stage 2 program outlined above is expected to cost in the order of US$720,000.

The license areas that comprise the Gongguo Project contain no known reserves, and the program described above is exploratory in nature.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in the United States and China, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States and China.

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

Employees

We intend to continue to use the services of consultants for exploration work on our properties. Carl Hering, PhD. Geology, one of our directors, is a geological consultant for our company. We have one employee at this time, our President Tim Searcy.

Risk Factors

Risks associated with our company:

1. Due to our recurring losses, negative cost flows from operations, working capital deficiency and because our officers and directors may not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

As we have no producing properties, additional debt or equity financing will be required in the future in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all. Our auditors' report on our 2004 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We were incorporated in 1986 and were engaged in the business of streaming media business. In 2003 we changed our business to exploration. We have just recently commenced our exploration activity and have not realized any revenues therefrom. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since incorporation is $6,338,547. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

4. Because the majority of our officers and directors do not have technical training or experience in starting, and operating a mine, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease exploration activity which will result in the loss of your investment.

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

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find an ore body, even though our properties may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

8. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will continue to attempt to locate products, equipment and materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

10. Because title to our Blue Mountain property is held in the name of another entity pending our acquisition thereof, if it transfers our property to someone other than us, we will cease exploration activities.

Title to our Blue Mountain property has not been transferred to us. Title to our property is recorded in the name of Nassau Ltd. If Nassau Ltd. transfers title to another party, it will obtain good title and we will have no continuing interests or rights in this property. If that happens we will be harmed in that we will not own any property and we will have to cease exploration activity.

11. Because we may be unable to meet property payment obligations or be unable to acquire necessary mining licenses, we may lose interests in our exploration properties.

The agreements pursuant to which we acquired our interests in properties provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute our share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the properties, and thus would realize no benefit from its exploration activities on the properties.

12. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of our properties has a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. Although we carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. There are also physical risks to the exploration personnel working in the rugged terrain of China, often in poor climate conditions. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

13. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our properties into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place mineral deposit properties into production.

14. Because Chinese regulations require the State Administration of Exchange Control to approve the remittance of certain types of income out of China, we may be unable to repatriate our earning. If we are unable to repatriate our earnings from China, you may lose your investment.

Chinese regulations provide that, subject to payment of applicable taxes, foreign investors may remit out of China, in foreign exchange, profits or dividends derived from a source within China. Remittance by foreign investors of any other amounts (including, for instance, proceeds of sale arising from a disposal by a foreign investor of any of his investment in China) out of China is subject to the approval of the State Administration of Exchange Control or its local branch office. No assurance can be given that such approval would be granted if the Company disposes of all or part of its interest in its China projects. Further, there can be no assurance that additional restrictions on the repatriation of earnings in China will not be imposed in the future.

15. Because certain of our mineral interests are in China, you will be exposed to political risk. Such political risk could result in our losing interests in our properties in China. If this occurs you could lose your investment.

Our mineral interests are in China and may be affected by varying degrees of political instability and the policies of other nations in respect of these countries. These risks and uncertainties include military repression, political and labor unrest, extreme fluctuations in currency exchange rates, high rates of inflation, terrorism, hostage taking and expropriation. Our material mineral interests are currently located in China. Its mining, exploration and development activities may be affected by changes in government, political instability and the nature of various government regulations relating to the mining industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business and/or holdings. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and safety factors. Our operations in China entail significant governmental, economic, social, medical and other risk factors common to all developing countries. The status China as a developing country may make it more difficult for us to obtain any required financing because of the investment risks associated with these countries.

16. Because some of our operations are in China we may be adversely affected by economic uncertainty characteristic of developing countries. Such adverse affects could result in a loss of your investment.

Our operations in China may be adversely affected by the economic uncertainty characteristic of developing countries. Operations in China are subject to risks relating to China's relatively recent transition to a market economy administered by a socialist government. While China has recently permitted private economic activities, the government of China has exercised and continues to exercise substantial control over virtually every sector of China's economy through regulation and state ownership. Our prospects, results of operations and financial condition may be adversely affected by political, economic and social uncertainties in China, changes in China's leadership, diplomatic developments and changes or lack of certainty in the laws and regulations of China.

17. Because the acquisition of title to resource properties in China is a very time consuming process that may be subject to dispute. We may not be able to acquire title to our properties. This may result in a loss of the properties and your investment.

The acquisition of title to resource properties or interests therein is a very detailed and time-consuming process. Title to and the area of resource concessions may be disputed. Our resource properties or interests in China are registered or are in the process of being registered in the name of our joint venture companies. There is no guarantee of title to any of our properties. The properties may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. Title may be based upon interpretation of the country's laws, which laws may be ambiguous, inconsistently applied and subject to reinterpretation or change. We have not surveyed the boundaries of any of its mineral properties and consequently the boundaries of the properties may be disputed.

18. Because our joint venture company may require certain approvals to advance our operations we are at risk of not receiving such approvals. If we don't receive the necessary approvals we may lose our property interests resulting in a loss of your investment.

While our JV Companies are authorized to explore for gold on our projects, they are required to obtain further approvals from regulatory authorities in China in order to explore for minerals other than gold or to conduct mining operations. In order for our interest in the JV Company to increase to 90% as contemplated by the joint venture agreements, the JV Company may be required to obtain approvals from Chinese authorities. There is no assurance that such approvals would be granted by the Chinese authorities at all or on terms favourable to the continued operations of the JV Company. The laws of China governing the establishment of joint venture companies are ambiguous, inconsistently applied and subject to reinterpretation or change. While we believe that the JV Company will be properly established and that we have taken the steps necessary to obtain our interest in the projects, there can be no guarantee that such steps will be sufficient to preserve our interests in the project.

19. Because our joint venture partners have more influence with various levels of government we may not be able to protect our property interests in China. If we are unable to protect our interests you may lose your investment.

We operate in China through a joint venture with a government controlled entity. Although this connection benefits us in some respects, there is a substantial inequality with respect to the influence of the respective joint venture parties with the various levels of government. The government holds a substantial degree of subjective control over the application and enforcement of laws and the conduct of business. This inequality would become particularly detrimental if a business dispute arose between joint venture parties. By endeavoring to maintain positive relations with both our joint venture partner and local governments, but there can be no guarantee that these measures will be sufficient to protect our interests in China.

ITEM 2.     DESCRIPTION OF PROPERTY

Our offices are located at Suite 920, 475 West Georgia Street, Vancouver, British Columbia, Canada V6B 4M9. During the year, we entered into leasing agreements with respect to office and equipment leases expiring in January 2007. Arrangement has been made for Pathway Capital Ltd., a related party to manage and assume payment of these leases. The company will reimburse Pathway based on estimated usage of office space and other equipments on a cost recovery basis. This facility consists of our office and administration area and houses all of our operations.

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 20, 2005, we had approximately 500 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our Company's securities are traded on the TSX Venture Exchange under the symbol "lgc.u." The table shows the high and low trades of our company's common stock for 2004 and 2003 for the quarters indicated.

	HIGH ($)	LOW ($)	CLOSE ($)
2004
Fourth quarter	0.30	0.25	0.29
Third quarter	0.30	0.25	0.255
Second quarter	0.52	0.29	0.30
First quarter	0.50	0.35	0.39

2003
Fourth quarter	0.50	0.28	0.40
Third quarter	0.30	0.25	0.275
Second quarter	0.22	0.22	0.22
First quarter	0.28	0.12	0.22

The source of this information is Canada Stockwatch. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

We have 1,860,000 outstanding stock options and 8,596,585 outstanding warrants. Of the shares of common stock outstanding as of March 20, 2005, 1,675,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one-year holding period contained therein.

In January 2005, subsequent to year end, we completed an SB-2 registration in which we are offered up to a total of 9,000,000 shares of common stock on a self underwritten basis, 3,000,000 shares minimum, 9,000,000 shares maximum. The offering price was $0.30 per share. On January 18, 2005, we closed a private placement of 7,567,835 units at a price of $0.30 per unit for a total of $2,270,350. Each unit consists of one common share and one warrant.

We also registered for sale by warrant holders, 1,028,750 Class B Warrants and 1,028,750 shares of common stock underlying the Class B Warrants all of which are presently outstanding. One Class B Warrant entitles a Class B Warrantholder to acquire one additional share of common stock at a price of $0.25 until August 8, 2004, and $0.30 until August 8, 2005. The Class B Warrants are exercisable until August 8, 2005 provided that the Class B Warrants are subject to an effective registration statement with the Securities and Exchange Commission.

Holders

As at March 20, 2005, we have 24,572,698 shares issued and outstanding. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have approximately 500 beneficial shareholders.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The Company currently has one equity compensation plan. The Incentive Stock Option Plan provides for the issuance of stock options for services rendered to the Company. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan included 4,882,945 shares. To date options to purchase 1,860,000 shares have been granted leaving 3,022,945 shares available for issuance under the Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	1,860,000	$0.28	3,022,945

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of December 31, 2004, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

We are a mineral exploration company engaged in the acquisition, exploration and development of mineral properties, with a focus on precious metals in China and Nevada.

Our financial statements contained in this annual report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the year ended December 31, 2004, 2003 and for the period from the inception of our mining business as of January 20, 2003, to December 31, 2004 of $1,075,744, $473,676 and $1,542,432, respectively.

The loss increased over the prior year period due to higher consulting and professional fees and travel related expenses during the year relating to increased activities. During the year, we performed further analysis work on the Blue Mountain and option additional properties in Nevada and China. Professional Fees also increased as we obtained approval and negotiate a private placement. A private placement was closed on January 18, 2005 in the amount of $2,270,350. We did not earn any revenue during the year ended December 31, 2004 and, 2003.

Our property interests are as follows:

Blue Mountain Property

The Blue Mountain Project is located in the Basin and Range province of Nevada, an area of broad flat basins divided by high mountain ranges. In 2003, we entered into an option to acquire 100% interest in 31 claims by issuing 100,000 shares and payment of $1,490,000 over a six year period. The vendor will retain a 2% net smelter royalty, half of which we can purchase for $1,500,000 at any time prior to completion of first year of production.

Due to variable work requirements across our various projects, we did little field work on the Blue Mountain project in 2004.

We intend to do more structural mapping in attempt to better define the high grade structures and will reinterpret the drill hole database to identify thicker or higher grade regions of the tabular zone. Reconnaissance work in areas off the claim block will also be undertaken in attempt to identify further targets with the aim of expanding the land package. We will actively look for a joint venture partner to drill test the identified targets.

Red Rock Property (Formerly LS Property)

In March 2004, we acquired an option on the Red Rock Property which gives us the right to acquire a 100% interest in these 80 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. We made an initial $5,000 payment upon execution of the agreement, on March 4, 2004, and would, at our option, make further cash payments totaling $1,400,000 over a 15 year period.

NBM Property

In March 2004, we acquired an option on the NBM Property and had the right to acquire a 100% interest in these 36 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. We made an initial $5,000 payment upon execution of the agreement, dated March 4, 2004, carried out a first year work program of US$10,000. However, the results were not compelling enough for us to make the first anniversary payment; therefore, we let the option lapse, and the NBM property is no longer in our portfolio.

Dongchuan Project

On June 2, 2004, we entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") to establish Xinan Mineral Resources Co. Ltd. ("Xinan"), a Sino-Foreign co-operative joint venture company in the Yunnan Province, PRC, to jointly explore and, if successful, mine any viable deposits discovered in the Dongchuan area of the Yunnan, Province, PRC.

We agreed to invest, at our option, a total of US$3.1 million over three years to earn a 70% interest in the Xinan. We may earn a further 20 % interest by investing an additional US$6 million. We may elect to terminate the co-operative agreement at any time, all unexpended amounts that we may have paid to Xinan will be returned to us and all rights to the property will be returned to YNMG.

The schedule of payments is as follows; beginning from October 12, 2004, the date the joint venture company is successfully incorporated:

Due Date	Investment
By Yr. 1 Anniversary	$600,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,500,000
Total:	$3,100,000

At December 31, 2004, we have invested $269,391 into the project.

Late in 2004, field crews began training, and a mapping and sampling program was initiated. Data from historic work has been compiled and it indicates Au and As soil anomalies that need to be followed up. Several targets were also identified by a landsat study.

Our work program will have two stages. The first stage will consist of soil sampling to confirm previously identified anomalies, stream sampling to identify other areas of interest, and ground truthing of landsat anomalies. Detail follow-up sampling and mapping will be done on any anomalies. If the detailed follow up work identifies zones of bedrock mineralization, the second stage would consist of ground geophysics, drilling, or tunneling. We will attempt to bring in a joint venture partner for this stage.

Gongguo Project

On May 18, 2004 we entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") pursuant to which we together agreed to establish Xinlong Mineral Resources Co. Ltd. ("Xinlong"), a Sino-Foreign co-operative joint venture company in Yunnan Province, PRC, to jointly explore and, if successful, mine any viable deposits discovered in the Gongguo area of the Yunnan, Province, PRC.

Luna agreed to invest, at our option, a total of US$3.05 million over three years to earn an 80% interest in Xinlong. After Luna has earned its 80% interest, contributions to the co-operative company will be made pro rata if YNMG cannot meet its commitments their position will be diluted to a minimum of 10%. We may elect to terminate the co-operative agreement at any time, all unexpended amounts that we may have paid to the Xinlong will be returned to us and all rights to the property will be returned to YNMG.

The schedule of payments, beginning from October 12, 2004 the date the joint venture company is successfully established, is as follows:

Due Date	Investment
By Yr. 1 Anniversary	$540,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,510,000
Total	$3,050,000

At December 31, 2004, we have invested $162,441 into the project.

A mapping and sampling program began in December, 2004, and no results were generated before year end. Data from historic work was compiled and reviewed, and a landsat study was undertaken in attempt to identify zones of alteration and structure.

Our work program will be carried out in two stages, the first being a continuation of the mapping and sampling started in 2004. This stage can be broken down into detail work around known zones of mineralization and reconnaissance work on a more regional basis. Most of the work to date has focused in and around the main zone of mineralization, Xiaoganqin. Alteration zones identified in the landsat study will be ground truthed in this stage as well.

Upon completion of the first stage, the results will be reviewed and drill (tunneling) targets identified. We will attempt to bring in a joint venture partner at this stage.

Our anticipated exploration costs for our respective properties, over the next twelve months are as follows:

Blue Mountain Project	$15,000
Red Rock (LS)	50,000
Gongguo Project	350,000
Dongchuan Project	390,000
$805,000

All exploration work will be dependent upon our ability to successfully complete further public offering or have a sufficient amount of warrants exercised.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labour standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States and China.

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

New Directors

During May 2004, Mr. Kit Lee joined the Board of Directors of Luna.  Kit worked at Placer Dome Inc. from 1970 to 1987, as a Senior Geologist in charge of project generation in South East Asia, and has extensive experience in China. In 1987, Kit joined Niugini Mining Ltd. as Exploration Manager Asia. From 1994 to 2000, Kit was the President of Zen International Resources Ltd., which he founded with a mandate to investigate mining opportunities in China.  During his tenure at Zen, Kit identified a package of very attractive gold and copper projects in China.  Zen obtained full governmental approvals for the first Sino-Foreign Joint Venture for the Zijinshan gold copper project located in the Fujian Province.

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

Results of Operations

We have included in this report financial statements for the years ended December 31, 2004 and 2003 and the period from January 20, 2003 (being the date of inception of our new business) to December 31, 2004.

Year ended December 31, 2004

We incurred a net loss of $1,075,744 (2003: $473,676) for year ended December 31, 2004, resulting in a loss per share of $0.07 (2003: $0.04). The loss was attributable to operating expenses of $1,046,253 (2003: $468,561), and foreign exchange loss of $29,491 (2003: $5,115).

During the year we incurred $23,440 (2003: nil) in business development, $1,125 (2003: $1,295) in depreciation and amortization, $182,823 (2003: $70,425) in consulting fees, $198,948 (2003: nil) in equity loss from operation of joint ventures, $159,821 (2003: $204,917) in exploration expense, $13,221 (2003: $21,137) in filing fees, $53,395 (2003: $32,516) in general and administrative expenses, $23,049 (2003: $21,486) in management fees, and $138,860 (2003: $82,022) in professional fees, $29,596 (2003: $25,783) in rent, $1,096 (2003: nil) in organization expense and $154,207 (2003: nil) in travel and conference.

Expenses increased over the prior year period due to the increased activities as we continue our exploration and acquisition activities in Nevada and China. We recognized a loss of $198,948 relating to exploration expenses incurred by our joint venture companies in China. Business development relates to expenses customarily incurred in establishing business contacts in China. Consulting fees increased as we contracted several geologists, including a director, to perform certain exploration activities. We also retained the services of director Kit Lee. Mr. Lee will be focused on property generation as well as assisting in exploration. We have also accrued professional fees for work performed on an SB-2 registration with the SEC. Equity in operation of resource properties joint ventures relates to our share of losses relating to the operations of the joint venture projects in China. The majority of the exploration expense related to work performed on our Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and Red Rock Properties which were acquired during the year ended December 31, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $51,750 in geologist fees and $48,880 in staking fees. Management fees were constant as the monthly charge is approximately $1,675 per month. Professional fees increased as we incurred legal and accounting fees in preparing an SB-2 registration statement, as well as to draft the joint-venture agreements in China. Travel fees increased due to travel to, and within China for our project generation activities.

Year ended December 31, 2003

We incurred a net loss of $473,676 for the year ended December 31, 2003, resulting in a loss per share of $0.04. The loss was attributable to operating expenses of $468,561 and a foreign exchange loss of $5,115.

During the period we incurred consulting fees of $70,425 and $1,295 in depreciation and amortization, $25,783 in rent, $8,353 in marketing and promotion, $21,137 in filing fees, $21,486 in management fees, $32,516 in general and administrative expenses $204,917 in exploration expense and $82,022 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $204,917 on exploration activity compared to nil in the previous year's period as we entered the mining business during the year. The majority of the exploration expense relates to work performed on the Company's Blue Mountain Property. This work included mapping, sampling data compilation and claims fees. Exploration expense also includes costs related to area reconnaissance work. Professional fees increased due to increased filing and reporting activities due to our entering the mining business. Professional fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees decreased due to a reduction in the monthly charge to approximately $1,675 per month. Consulting expense increased as we contracted geologists, including a director of the company, to perform certain exploration activities. Exploration expense consists of monies spent on the due diligence evaluation of several prospective exploration properties including the Blue Mountain Property. General and administrative expenses increased as a result of the Company's increased activity. These activities include increased travel, office and communications expense.

Period of inception of the mining business, January 20, 2003 to December 31, 2004

We incurred a net loss of $1,542,432 for the period of inception to December 31, 2004, resulting in a loss per share of $0.12. The loss was attributable to operating expenses of $1,507,823 and foreign exchange loss of $34,609.

During the period we incurred $23,440 in business development, $2,310 in depreciation and amortization, $253,248 in consulting fees, $198,948 in equity loss in operations of joint ventures, $362,738 in exploration expense, $34,358 in filing fees, $84,790 in general and administrative expenses, $43,520 in management fees, $1,096 in organization expense, $219,374 in professional fees, $54,162 in rent and $154,207 in travel expense. We recognized a $198,948 expense relating to exploration expenses incurred by our joint venture companies in China.

Business development relates to expenses incurred in establishing business contacts in China. Consulting fees increased as we contracted several geologists, including a director, to perform certain exploration activities. We also retained the services of director Kit Lee. We agreed to compensate Mr. Lee retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Mr. Lee will be focused on property generation as well as assisting in exploration. Equity in operation of resource properties join ventures relates to our share of losses relating to the operations of the joint venture projects in China. The majority of the exploration expense related to work performed on our Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and Red Rock Properties (see our 2003 10-KSB for further information on the properties), which were acquired during year ended December 31, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $119,781 in geologist fees. We also spent $127,736 in staking fees. General and Administrative expense increase as supporting activities increased including office and communication expense. Management fees were constant as the monthly charge is approximately $1,675 per month. Professional fees increased as we incurred legal fees in preparing a SB-2 registration statement, as well as to draft the joint-venture agreements in China and also to file an SB-2 registration statement with the SEC. Travel fees increased due to travel to, and within China for project generation activities.

Balance Sheets

Total cash and cash equivalents as at December 31, 2004 and 2003, were respectively, $1,497,859 and $11,483. Working capital as at December 31, 2004 and 2003, were respectively, $826,605 and $(40,024).

The increase in working capital between December 31, 2004 and December 31, 2003 was primarily attributable to advances from related parties and subscriptions received in advance of share offering offset by operating expenses of $1,046,253. No revenue was generated during the period.

Total share capital as at and December 31, 2004 and 2003, was respectively, $5,628,926 and $5,068,305. Total shares outstanding as at December 31, 2004 and 2003, was respectively, 17,004,863 and 12,441,946.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue for business operations in the forseeable future, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding share purchase warrants will be exercised.

On January 18, 2005, we closed a private placement of 7,567,835 units at a price of $0.30 per unit for a total of $2,270,350. There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

During the year, we entered into leasing agreements with respect to office and equipment leases expiring in January 2007. Arrangement has been made for Pathway Capital Ltd., a related party to manage and assume payment of these leases. The company will reimburse Pathway based on estimated usage of office space and other equipments on a cost recovery basis. The 2005 lease obligation for the office space is estimated to be $17,166.

ITEM 7.     FINANCIAL STATEMENTS.

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Stockholder's Equity (Deficiency) Consolidated Statements of Cash Flows	F-2 F-3 F-4 F-6
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	F-7

Consolidated Financial Statements

LUNA GOLD CORP.
(Expressed in United States dollars)
Years ended December 31, 2004 and 2003
Period from January 20, 2003 (inception of new business)
to December 31, 2004

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Luna Gold Corp.

We have audited the accompanying consolidated balance sheets of Luna Gold Corp. (a Development Stage Enterprise) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2004 and 2003 and for the period from January 20, 2003 (inception of new business) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luna Gold Corp. inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from January 20, 2003 (inception of new business) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ "KPMG LLP"
March 22, 2005
Chartered Accountants
Vancouver, Canada

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Balance Sheets

	December 31, 2004	December 31, 2003

Assets

Current assets:
Cash and cash equivalents	$1,497,859	$11,483
Amounts receivable	11,435	1,919
Prepaid expenses	6,023	11,507
Total current assets	1,515,317	24,909

Equipment (note 4)	4,788	3,008

Investments in resource property joint ventures (note 2(j))	251,197	--

Total assets	$1,771,302	$27,917
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$62,192	$18,715
Note Payable	49,997	--
Payables to related parties (note 7)	576,523	46,218
Total current liabilities	688,712	64,933

Subscriptions received in advance of share offering (note 10)	1,639,065	--

Total liabilities	2,327,777	64,933

Stockholders' equity (deficiency):
Common stock, no par value, unlimited authorized shares; issued 17,004,863 at December 31, 2004 and 12,441,946 at December 31, 2003 (note 6)	5,628,926	5,068,305
Additional paid-in capital	182,746	182,746
Deficit before inception of new business (note 1)	(4,796,115)	(4,796,115)
Deficit accumulated since inception of new business (note 1)	(1,542,432)	(466,688)
Accumulated other comprehensive income: Cumulative translation adjustment	(29,600)	(25,264)
Total stockholders' deficiency	(556,475)	(37,016)
Total liabilities and stockholders' deficiency	$1,771,302	$27,917

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

/s/ "Timothy Searcy" Timothy Searcy, Director	/s/ "Marcel de Groot" Marcel de Groot, Director

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Statements of Operations

	Year ended December 31,		Period from January 20, 2003 (inception of new business) to December 31, 2004
	2004	2003

Operating Expenses:
Business development	23,440	--	23,440
Consulting fees	182,823	70,425	253,248
Depreciation and Amortization	1,125	1,295	2,310
Marketing and promotion	2,309	8,353	10,662
Equity in loss from operation of resource properties joint ventures	198,948	--	198,948
Exploration expense	159,821	204,917	362,738
Filing fees	13,221	21,137	34,358
General and administrative	53,595	32,516	84,790
Investor relations	21,448	627	22,075
Management fees to related parties (note 7)	23,049	21,486	43,520
Organization expense	1,096	--	1,096
Professional fees	138,680	82,022	219,374
Rent	29,596	25,783	54,162
Travel and conference	154,207	--	154,207
Wages and benefits	42,895	--	42,895
Total Expenses	1,046,253	468,561	1,507,823

Loss from operations	(1,046,253)	(468,561)	(1,507,823)
Foreign exchange loss	(29,491)	(5,115)	(34,609)
Net loss for the period	$(1,075,744)	(473,676)	$(1,542,432)

Loss per common share, basic and diluted	$(0.07)	(0.04)	$(0.12)

Weighted average number of common shares outstanding: Basic and diluted	14,846,993	11,055,644	13,029,628

The accompanying notes are an integral part of these financial statements.

LUNA GOLD CORP.
(Expressed in United States dollars)

Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Shares		Additional Paid-In	Deficit accumulated Prior to Inception of New Business
	Shares	Amount	Capital
Balance, December 31, 2002	10,141,946	$4,608,305	$182,746	$(4,789,127)

Loss for the period	--	--	--	(6,988)
Issuance of common stock on private placement (August 8, 2003)	2,250,000	450,000	--	--
Issuance of common stock for exploration (August 8, 2003)	50,000	10,000	--	--
Adjustment to cumulative translation account	--	--	--	--

Balance, December 31, 2003	12,441,946	$5,068,305	$182,746	$(4,796,115)

Loss for the period	--	--	--	--
Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement (Note 5)	96,250	24,063	--	--
Issuance of common stock on exercise of warrants on June 30, 2004	4,416,667	523,558	--	--
Issuance of common stock for exploration (August 8, 2004)	50,000	13,000	--	--
Adjustment to cumulative translation account	--	--	--	--
Balance, December 31, 2004	17,004,863	$5,628,926	$182,746	$(4,796,115)

	Deficit Accumulated Since Inception of New Business	Cumulative Translation Adjustment	Total Stockholders' Equity (Deficiency)	Comprehensive Income (loss)

Balance, December 31, 2002	$--	$(21,563)	$(19,639)	$(149,369)

Loss for the period	(466,688)	--	(473,676)	(473,676)
Issuance of common stock on private placement (August 8, 2003)	--	--	450,000	--
Issuance of common stock for exploration (August 8, 2003)	--	--	10,000	--
Adjustment to cumulative translation account	--	(3,701)	(3,701)	(3,701)
Balance, December 31, 2003	$(466,688)	$(25,264)	$(37,016)	$(477,377)

Loss for the period	(1,075,744)	--	(1,075,744)	(1,075,744)
Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement (Note 5)	--	--	24,063	--
Issuance of common stock on exercise of warrants on June 30, 2004	--	--	523,558	--
Issuance of common stock for exploration (August 8, 2004	--	--	3,000	--
Adjustment to cumulative translation account	--	(4,336)	(4,336)	(4,336)
Balance, December 31, 2004	$(1,542,432)	$(29,600)	$(556,475)	$(1,080,080)

The accompanying notes are an integral part of these financial statements.

LUNA GOLD CORP.
(Expressed in United States dollars)
Consolidated Statements of Cash Flows

	Year ended December 31,	Period from January 20, 2003 (inception of new business) to Dec. 31,
	2004	2003	2004
Cash flow from operating activities:
Net loss	$(1,075,744)	$(473,676)	$(1,542,432)

Items not affecting cash:
Depreciation and amortization	1,125	1,295	2,310
Issuance of shares for exploration	13,000	10,000	23,000
Equity in loss from operations	198,948	--	198,948

Changes in operating assets and liabilities:
Amounts receivable	(9,516)	(1,831)	(11,347)
Prepaid expenses	5,484	(11,507)	(6,022)
Accounts payable and accrued liabilities	43,477	(1,285)	39,406
Note payable	49,997		49,997
Net cash used in operating activities	(773,229)	(477,004)	(1,246,140)

Cash flow from investing activities:
Purchase/disposal of equipment	(2,905)	(3,332)	(6,237)
Investment in resource properties joint ventures	(450,145)		(450,145)
Net cash used in investing activities	(453,050)	(3,332)	(456,382)

Cash flow from financing activities:
Notes payable to related parties	--	--	--
Payable to Related Parties	530,305	11,958	538,129
Proceeds from issuance of shares for cash		450,000	450,000
Proceeds from exercise of warrants issued on August 8, 2003 private placement	24,063	--	24,063
Proceeds from exercise of warrants on June 30, 2004	523,558	--	523,558
Proceeds from subscriptions received in advance of share offering	1,639,065	--	1,639,065
Net cash provided by financing activities	2,716,991	461,958	3,174,815

Increase (decrease) in cash and cash equivalents	1,490,712	(18,378)	1,472,293
Effect of exchange rate changes on foreign currency denominated cash balances	(4,336)	(4,009)	(8,304)
Cash and cash equivalents, beginning of period	11,483	33,870	33,870
Cash and cash equivalents, end of period	1,497,859	$11,483	$1,497,859
Supplemental disclosure:
Interest paid (received) net	--	$--	$--
Income taxes	--	--	--
Issuance for common stock for exploration	13,000	10,000	23,000

The accompanying notes are an integral part of these financial statements.

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Year ended December 31, 2004 and 2003
Period from January 20, 2003 (inception of new business) to December 31, 2004

1. Nature of Operations:

The Company was incorporated on June 24, 1986 in British Columbia, Canada. In July 1999, the Company redomiciled to Wyoming State, USA. From July 1999 until January 2003, as described in the Company's consolidated financial statements filed with the 2003 annual report on Form 10-KSB, the Company's focus was on the streaming-media business. These efforts ceased in January 2003 as the Company refocused its efforts from the streaming-media business and entered the mining exploration business (note 3). As the Company has no producing properties, the Company is considered to be in the exploration stage and financial information from January 20, 2003, the inception of the mining business, has been presented in these financial statements. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all.

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

2. Significant Accounting Policies:

(a) Basis of presentation:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There is no material measurement differences to these financial statements to Canadian generally accepted accounting principles (see note 10).

In the opinion of management, these financial statements reflect all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as at December 31, 2004 and 2003 and results of operations and cash flows for the years ended December 31, 2004 and 2003, and the period from January 20, 2003 (inception of new business) to December 31, 2004.

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

Other exchange gains and losses arising on the settlement of foreign currency denominated monetary items are included in the statement of operations.

(e) Equipment:

Equipment is recorded at cost. Depreciation is provided for at the following annual rates:

Asset	Basis	Estimated Useful life
Computer hardware and software straight-line method	straight-line method	3 years

2. Significant Accounting Policies (Cont'd):

(f) Stock options and stock-based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for stock options is recognized over the vesting period. Options granted to other than employees and directors are measured at their fair value as the services are performed and the options earned. For the years ended December 31, 2004 and 2003, no stock-based compensation has been recognized in expenses.

If the fair-value method had been used, an additional expense of $182,472 would have been recognized for stock-based compensation for the year ended December 31, 2004, and $208,408 the period from inception of new business on January 20, 2003 to December 31, 2004. Pro forma basic and diluted loss per share would have been $0.08, and $0.13 respectively.

The fair value has been calculated using the Black-Scholes option pricing model and the following factors: volatility - 90%; risk-free interest rate - 5%; dividend yield - nil; term - five years. The fair value of each option granted in 2004 is $0.22 (2003 - $0.18).

(g) Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (December 31, 2003 - 213,839) held in escrow that are to be released based on financial performance criteria (note 6 (a)).

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

2. Significant Accounting Policies (Cont'd):

(i) Mineral Property Interests

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

(j) Joint Venture Agreements

The Company holds a significant portion of its interests in resource properties through joint venture agreements. The Company accounts for its joint venture operations using the equity method whereby the investment is initially recorded at cost and is adjusted to recognize the Company's share of losses and reduced by dividends and distributions received. The joint venture accounting for its interests or activities related to mine property interests is consistent to that of the Company as described in note 2 (i). The assets underlying the Company's investment in joint ventures are primarily cash and are located in China.

3. Mining Property Interests

(a) Blue Mountain Project

The Company entered into an agreement dated March 18, 2003 with Nassau Ltd. ("Nassau") an unrelated private U.S. company, to acquire 100% of the interest held by Nassau in a mining property located in Nevada, U.S.A.

In order to acquire the interest, the Company has entered into an option agreement with Nassau, pursuant to which agreement Nassau granted the Company the option to acquire a 100% interest in certain mining claims known as the Blue Mountain project which is made up of 31 mining claims and is located in Humboldt County, Nevada approximately 20 miles west of Winnemucca, Nevada (the "Blue Mountain Project").

3. Mining Property Interests (Cont'd):

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

(b) Red Rock (formerly LS Property)

On March 4, 2004, the Company acquired an option on the Red Rock Property, and have the right to acquire a 100% interest, in these 80 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. The Company made an initial $5,000 payment upon execution of the agreement dated February 27, 2004, and would, at the Company's option, make further cash payments totaling $1,400,000 over a 15 year period.

3. Mining Property Interests (Cont'd):

Due Date	Cash Payment	Work Commitment
On execution of Agreement	$5,000 (PAID)	--
By Yr. 1 Anniversary	$15,000 (PAID)	$10,000 Completed
By Yr. 2 Anniversary	$25,000	$50,000
By Yr. 3 Anniversary	$50,000	$100,000
By Yr. 4 Anniversary	$155,000	$100,000
By Yr. 5 Anniversary	$250,000	$250,000
By Yr. 6 Anniversary	$250,000	$250,000
By Yr. 7 Anniversary	$250,000	$240,000
Each of Yrs. 8 to 15	$50,000	$50,000
TOTAL	$1,400,000	$1,400,000

(c) NBM Property Option:

On March 4, 2004, the Company acquired an option on the NBM Property, and has the right to acquire a 100% interest in these 36 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. The Company made an initial $5,000 payment upon execution of the agreement dated February 27, 2004, and could, at its option, make further cash payments totaling $1,400,000 over a 15 year period. Additionally, the Company is required to carry out a minimum year-one work program of $10,000 and must complete a total work program of $1,400,000 over the 15 year option period.

The schedule of payments and work commitments is as follows:

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

Subsequent to December 31, 2004, the Company has substantially completed the minimum one year work program of $10,000 and has opted to abandon this property option.

3. Mining Property Interests (Cont'd):

(d) Dongchuan Project

On June 2, 2004, the Company entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") pursuant to which it established a Sino-Foreign co-operative joint venture company in the Yunnan Province, PRC.

The joint venture company is called the Xinan Mineral Resources Co. Ltd. It is established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Dongchuan area of the Yunnan, Province, PRC.

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

At December 31, 2004, the company has invested $269,391 into the project.

(e) Gongguo Project

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

3. Mining Property Interests (Cont'd):

If the Company elects to terminate the co-operative agreement at any time, all unexpended amounts paid to the co-operative company will be returned to the Company and all rights to the property will be returned to YNMG.

The schedule of payments, beginning from October 12, 2004, the date the joint venture company is successfully established, is as follows:

Due Date	Investment
By Yr. 1 Anniversary	$540,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,510,000
Total	$3,050,000

At December 31, 2004, the company has invested $162,441 into the project.

4. Equipment:

			2004	2003
	Cost	Accumulated depreciation	Net book value	Net book value
Computer hardware and Software	$ 41,216	$ 36,428	$ 4,788	$ 3,008

5. Commitments

During the year, the Company entered into leasing agreements with respect to office and equipment leases expiring in January 2007. Arrangement has been made for Pathway Capital Ltd., a related party (see note 7) to manage and assume payment of these leases. The Company will reimburse Pathway based on estimated usage of office space and other equipment on a cost recovery basis. The 2005 lease obligation for the office space is estimated to be $17,166.

6. Stockholders' Equity:

(a) Escrowed stock:

At December 31, 2004, 213,839 (2003 - 213,839) common shares outstanding were held in escrow.

6. Stockholders' Equity (Cont'd):

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

(b)Stock options and stock-based compensation:

A summary of the status of the Company's stock options at December 31, 2004 and December 31, 2003 and changes during the periods ended on those dates is presented below:

	2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	810,000	$0.25	--	--
Granted	1,050,000	0.30	810,000	$0.25
Exercised	--	--	--	--
Expired/cancelled	--	--	--	--
Outstanding, end of period	1,860,000	$0.28	810,000	$0.25
Options exercisable	1,590,000	$0.28	--	--

A total of 1,050,000 options were granted in the year ended December 31, 2004. The 2004 options are subject to four month hold periods which expired October 7 and October 28, 2004.

(c) Private Placement

At December 31, 2004, 1,028,750 warrants were outstanding. Each warrant is convertible into one common share, exercisable at $0.30, and expires August 8, 2005.

7. Related Party Transactions:

In addition to related party transactions disclosed elsewhere in these financial statements:

(a) During the year ended December 31, 2004, the Company paid or accrued management fees, geological consulting, other consulting fees and salaries of $311,234 (2003 - $92,822) to directors and companies controlled by two directors. These activities are in the normal course of operations and are conducted at fair market value.

(b) The Company was charged by Pacific Source Capital Ltd., a company with two common directors (PSC), CAD $2,500 per month in consideration for which PSC provide the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

During the year, these services provided by PSC were assumed by Pathway Capital Ltd. (Pathway), a company with two common directors, for CAD $2,500 per month. In addition, Pathway charges the Company CAD $1,100 per month for rent, net of other leasing costs paid by the Company (see note 5), and other administrative services on a cost recovery basis.

(c) Total fees paid to PSC and Pathway, during the year ended December 31, was as follows:

2004 2003	$ 23,016 $ 21,486

(d) During the year ended December 31, 2004 Pacific Source Capital Ltd has advanced $593,071 to the company.

8.Income Taxes:

During 1999, the Company redomiciled from Canada to the United States. All loss carry forwards previously accumulated in Canada expired when the Company redomiciled. As at December 31, 2004, the Company had loss carry forwards of approximately $ 2,800,000 that are available for offset against taxable income otherwise calculated through 2020. At the U.S. federal tax rate of 34%, the Company has a deferred tax asset of $ 952,000, which has been fully offset by a valuation allowance due to uncertainty of the losses utilization.

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

(b) Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk is not yet considered by management to be a material risk at December 31, 2004.

10. Subsequent Events

On January 19, 2005, the Company closed a private placement of 7,567,835 units at a price of $0.30 per unit for a total of $2,270,350. Each unit consisting of one (1) common share and one (1) share purchase warrant, each warrant entitling the holder to purchase one (1) additional common share at a price of US$0.50 per share on or before January 18, 2007. At December 31, 2004, the Company had received $1,639,065 in subscriptions in anticipation of this offering.

The shares, the warrants and any shares issued on exercise of the warrants will be subject to a hold period expiring on May 19, 2005.

PART III

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2004, included in this report have been audited by KPMG LLP, as set forth in their report included herein.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all of our directors, executive officers and significant employees, as at March 20, 2005. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors, executive officers and other significant employees:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tim Searcy	President, Chief Executive Officer and Director	35	June 28, 2004 (Director, Chief Executive Officer and President)
David De Witt	Director	52	June 23, 1997 (Director)
Carl Hering	Director	55	January 20, 2003 (Director)
Gregg J. Sedun	Director	46	June 23, 1997 (Director)
Marcel de Groot	Director	31	June 19, 2000 (Secretary)
			July 31, 2001 (Director)
Lee Mun-Kit	Director	59	May 18, 2004 (Director)
Paul A. Visosky	Secretary	48	June 28, 2004 (Secretary)

The backgrounds and experience of our directors, executive officers and other significant employees are as follows:

Tim Searcy - President, Chief Executive Officer and a member of the Board of Directors

Mr. Searcy is a Professional Geologist registered in Alberta. He holds a Master of Science (Geology) degree and a Master of Business Administration degree, both from the University of Toronto. Mr. Searcy has over five years experience as an exploration geologist, having worked for companies such as Falconbridge and BHP, as well as a number of juniors. After acquiring his MBA in 2001, Mr. Searcy joined Placer Dome in November 2001 and worked in their corporate offices where he held positions in treasury and corporate development (M&A).

David De Witt - member of the Board of Directors

Mr. De Witt was a founding partner of De Witt Sedun, a firm focused exclusively on securities law, as well as a co-founder and director of Pacific Source Capital Ltd., a private venture capital company. Mr. De Witt graduated from the University of British Columbia with a Bachelor of Commerce degree in 1975 and a Bachelor of Law degree in 1978, and practiced corporate and securities law until his retirement from practice in 1997. He is a director and/or officer of a number of private and public companies.

Carl Hering - member of the Board of Directors

Dr. Hering is a geologist with over 25 years of diversified technical and managerial experience in mineral exploration and corporate development. He has experience in all aspects of exploration from generative to advanced projects, negotiations, acquisition evaluation, mine and corporate valuation, management, strategic planning and new program design and implementation. From 1997 to 1999 Dr. Hering served as vice president corporate development for Bema Gold Corp., a Vancouver based mid-tier gold producer. His focus was on international acquisitions and business development, directed at the enhancement of shareholder value. Prior to this role, Dr. Hering worked in senior exploration positions for both Placer Dome Inc. and Noranda Exploration. He worked for Noranda Exploration from 1978 to 1988, primarily in the United States. From 1989 to 1996, he worked for Placer Dome in the United States, Latin America, Asia, Australia and later coordinated technical evaluations for major acquisition opportunities worldwide for Placer Dome Inc., corporate development. Most recently, Dr. Hering has worked for numerous clients as an independent consultant evaluating advanced exploration opportunities, operating mines, including technical evaluations for a major corporate finance group.

Gregg J. Sedun - member of the Board of Directors

Mr. Sedun graduated from the University of Manitoba in 1982 with a Bachelor of Law degree, and practiced securities law in Vancouver, British Columbia from 1983 until 1997. He was a partner in the law firm Rand Edgar Sedun, and later became a founding partner of De Witt Sedun, a firm focusing exclusively on securities law, where he practiced until his retirement from law in 1997. Mr. Sedun is a co-founder and director of several public companies and a director and co-founder of Pacific Source Capital Ltd., a private venture capital company.

Marcel de Groot - member of the Board of Directors

Mr. de Groot graduated from the University of British Columbia in 1996 with a Bachelor of Commerce degree. From May 1996 until October 1999, he worked for the Vancouver office of Grant Thornton where he obtained the Chartered Accountant designation. From November 1999 to April 2003, Mr. de Groot has worked as a consultant for us and several other companies both private and public. Since April of 2003 to February 2004, Mr. de Groot held the position of chief financial officer of Diamond Fields International Ltd.

Lee Mun-Kit - member of the Board of Directors

Mr. Lee graduated from the University of New Brunswick in 1969 with a Bachelor of Science degree, majoring in geology. From 1970 until 1987, he worked for Placer Dome and attained the position of exploration manager South-East Asia. From 1987 to 1994, Mr. Lee worked for Nuigini Mining in the position of exploration manager asia and manager ore reserves. From 1994 until December 2000, he was president of Zen International Resources Ltd, a company involved in gold and copper exploration projects in China. Since January 2001, Mr. Lee has been president of Ecopulp Pty. Ltd. a company providing consulting services to the mineral exploration and mining business.

Paul A. Visosky - Secretary and a member the Board of Directors

Mr. Visosky was educated at the University of Western Ontario in London, Ontario, where he received his M.B.A. and LL.B. in 1982. Mr. Visosky was called to the bar in British Columbia in 1983. Since April 2004, Mr. Visosky has been a partner of DuMoulin Black, a Vancouver securities law firm, where he practices corporate and securities law. Mr. Visosky acts for public and private companies in a variety of industry sectors with a focus on financings, TSX Venture Exchange listings, and mergers and acquisitions. Mr. Visosky spent two years at the British Columbia Securities Commission in the late 1980's as a policy advisor responsible for drafting legislation and policy statements, and advising the securities commission on securities law matters. From July 2003 to March 2004, Mr. Visosky was an associate counsel with DuMoulin Black. Previous to his work at DuMoulin Black, Paul was owner of NEXUS Venture Capital Lawyers. Mr. Visosky is a former director of the Canadian Listed Company Association and has served as a director and officer of a number of companies listed on the TSX Venture Exchange. He is a current member of the Exchange's local advisory committee.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation was paid to our executive officers and directors as follows:

Summary Compensation Table

		Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	sation	Awards(s)	Options/	Payouts	Compens
Principal Position	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)

Tim Searcy	2004	$39,518	nil	nil	nil	300,000	nil	nil
President, CEO &	2003	Nil	nil	nil	nil	nil	nil	nil
Director	2002	Nil	nil	nil	nil	nil	nil	nil

David De Witt	2004	Nil	nil	nil	nil	nil	nil	nil
Director	2003	Nil	nil	nil	nil	150,000	nil	nil
	2002	Nil	nil	nil	nil	nil	nil	nil

Gregg Sedun	2004	Nil	nil	nil	nil	nil	nil	nil
Director	2003	Nil	nil	nil	nil	150,000	nil	nil
	2002	Nil	nil	nil	nil	nil	nil	nil

Marcel de Groot	2004	$12,478	nil	nil	nil	nil	nil	nil
CFO and Director	2003	$13,535	nil	nil	nil	150,000	nil	nil
	2002	$21,665	nil	nil	nil	nil	nil	nil

Carl Hering	2004	$22,200	nil	nil	nil	75,000	nil	nil
Director	2003	$57,800	nil	nil	nil	150,000	nil	nil
	2002	nil	nil	nil	nil	nil	nil	nil

Paul A. Visosky	2004	nil	nil	nil	nil	75,000	nil	nil
Secretary	2003	nil	nil	nil	nil	nil	nil	nil
	2002	nil	nil	nil	nil	nil	nil	nil

Lee Mun Kit	2004	$120,000	nil	nil	nil	450,000	nil	nil
Director	2003	nil	nil	nil	nil	nil	nil	nil
	2002	nil	nil	nil	nil	nil	nil	nil

None of our executive officers have received annual salary and bonus in excess of $100,000. During 2004, 810,000 stock options were granted during the fiscal year ended December 31, 2004.

During June 2004 Mr. Searcy was granted 300,000 stock options exercisable at a price of $0.30. Also in 2004 Mr. Lee was granted a total of 450,000 stock options exercisable at a price of $0.30 (150,000 directly, and 300,000 indirectly). Mr. Lee also, indirectly, has a private option with Pacific Source Capital Ltd. to acquire 150,000 shares at a price of CDN$0.16 exercisable until December 31, 2004. In June 2004 Director Carl Hering was granted 75,000 stock options exercisable at a price of $0.30.

We have no formal plan for compensating our directors for their service in their capacity as directors although such directors have received, from time to time and are expected to receive in the future, options to purchase common shares as awarded by the Board of Directors or (as to future options) a Compensation Committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on our behalf, other than services ordinarily required of a director. Other than as indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

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

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors, other than the incentive stock option plan. Under the Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to the Company.

The Plan registered 4,882,945 shares. 1,860,000 options have been granted and 3,022,945 shares remain in the Plan.

Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2004 to each of the named executive officers is reflected in the table below.

Option/SAR Grants in Fiscal 2004

Name	Number of Securities Underlying Options SARs Granted	Percentage of total options/SARs granted to employees in fiscal year	Exercise or Base Price ($/Sh)	Expiration Date

Tim Searcy	300,000	28.6%	$0.30	06-07-2009
Lee Mun-Kit	450,000	42.9%	$0.30	06-07-2009
Carl Hering	75,000	7.1%	$0.30	06-30-2009
Paul A. Visosky	75,000	7.1%	$0.30	06-30-2009

Aggregated Option/SAR Exercises and Fiscal 2004 Year-End Option/SAR Value Table.

The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 2004 by each of the named executive officers, and the fiscal 2004 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the common stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

Aggregated Option/SAR Exercises in Fiscal 2004
and Option/SAR Values at December 31, 2004

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Tim Searcy	-0-	-0-	87,500	212,200	-0-	-0-
Lee Mun-Kit	-0-	-0-	125,000	325,000	-0-	-0-
Paul Visosky	-0-	-0-	25,000	50,000	-0-	-0-
David De Witt	-0-	-0-	100,000	50,000	30,000	15,000
Gregg Sedun	-0-	-0-	100,000	50,000	30,000	15,000
Marcel de Groot	-0-	-0-	100,000	50,000	30,000	15,000
Carl Hering	-0-	-0-	125,000	100,000	30,000	15,000

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

Compensation of Directors

As previously noted, we have no standard arrangement to compensate directors for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the TSX Venture Exchange. During the last fiscal year, we granted stock options to acquire 900,000 shares of common stock to our directors. A total of 600,000 options during the year ended December 31, 2003 and in 2002 we did not grant any director options.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN RELATED BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As at December 31, 2004, we had 17,004,865 common shares issued and outstanding. We have no other classes of voting securities.

To the knowledge of our management, as at December 31, 2004 no person beneficially owns more than five percent of any class of our voting securities other than as set forth below. The following table shows the total amount of any class of our voting securities owned by each of our executive officers and directors and by our executive officers and directors, as a group, as at December 31, 2004, and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

The shares indicated as being beneficially owned by Gregg J. Sedun include 213,839 shares held by 513815 BC Ltd., a private company controlled by Mr. Sedun. Alison Sedun is the wife of our director, Gregg Sedun. Shares indicated as being beneficially owned by Alison Sedun include 1,336,666 held by Alcaron Capital Corp., a company owned by Mrs. Sedun, and 1,015,705 shares held by Pacific Source Capital Ltd. ("PSC"). Mrs. Sedun, through Alcaron Capital Corp. owns 50% of PSC. The shares indicated as being beneficially owned by Marianne De Witt include 1,015,705 shares owned by PSC. Mrs. De Witt, wife of our director David De Witt, through a private company owns 50% of PSC.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Tim Searcy	0	0.00%

Gregg J. Sedun	434,424	2.57%

Marcel de Groot	260,840	1.54%

David De Witt	172,555	1.02%

Carl Hering	40,000.24%

Lee Mun-Kit	75,000.44%

All Officers and Directors as a Group	982,819	5.81%
Six (6) Persons

Grant Sutherland	1,770,263	10.45%

Alison Sedun	2,407,221	14.21%

Marianne De Witt	2,406,221	14.21%

Securities authorized for issuance under equity compensation plans.

We currently have issued 1,860,000 stock options to officers, directors and consultants. A total of 810,000 of these options are exercisable at $0.25 per option. The remaining 1,050,000 options are exercisable at $0.30 per option. Each option is exercisable into one common share.

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

On August 1, 2002, we entered into a corporate advisory agreement with Pacific Source Capital Corp, a company owned and controlled by Alison Sedun and Marianne De Witt (each as to 50%). Alison Sedun and Marianne De Witt are married to, respectively, Gregg Sedun and David De Witt, both of whom serve on our board of directors and are directors of Pacific Source Capital Ltd. Pacific Source Capital Ltd. was paid CDN$2,500 per month in consideration for which Pacific Source Capital Ltd. provided us with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of us.. In October 2004, this agreement was taken over by Pathway Capital Ltd., a company with two common directors.

Payments made and balances accrued to Pacific Source Capital Ltd. pursuant to the Management Advisory Agreement during the past two years are as follows:

2004	$23,016
2003	$21,486

We did not approach any disinterested third parties with the view to soliciting competing bids for their services. As a result, the transaction may or may not be subject to terms no less favourable to us than those that we could have obtained from disinterested third parties.

During the year ended December 31, 2004, the Company issued stock options to acquire up to 1,050,000 shares of common stock to its officers and employees at an exercise price of $0.30 which was equal to the fair market value of the stock on the date of grant.

ITEM 13.     EXHIBITS

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

Exhibits	Document Description
10.16	Option to Acquire Blue Mountain Project

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Current Report filed with the Securities and Exchange Commission, on September 5, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibits	Document Description
3.1	Amended Articles of Incorporation

The following Exhibit is incorporated herein by reference from the Company's Form 10-KSB and amendments thereto for the period ended December 31, 2003:

Exhibits	Document Description
14.1	Code of Ethics
99.1	Audit Committee Charter

The following exhibits are filed with this report:

Exhibits	Document Description
10.1	Joint Venture Agreement with Yunnan Nonferrous Mining and Geology Ltd. to form Xinlong Mineral Resources Co. Ltd. - Gongguo Project dated May 18, 2004
10.2	Joint Venture Agreement with Yunnan Nonferrous Mining and Geology Ltd. to form Xinan Mineral Resources Co. Ltd. - Dongchuan Project dated June 2, 2004
10.3	Letter Agreement granting the right to acquire two new gold projects: North Battle Mountain and Red Rock Properties dated February 27, 2004
23.1	Consent of KPMG LLP, independent certified public accountants
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

2004 2003	$ $	33,000 22,500	KPMG LLP KPMG LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004 2003	$ $	nil nil	KPMG LLP KPMG LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 2003	$ $	800 nil

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004 2003	$ $	nil nil

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2005.

Luna Gold Corp. (Registrant)
BY:	/s/ Tim Searcy Tim Searcy, President, Principal Executive Officer and a member of the Board of Directors
BY:	/s/ Marcel de Groot Marcel de Groot, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Tim Searcy Tim Searcy	President, Principal Executive Officer, and a member of the Board of Directors	April 14, 2005

/s/ Marcel de Groot Marcel de Groot	Principal Financial Officer and member of the Board of Directors	April 14, 2005

/s/ David E. De Witt David E. De Witt	Member of the Board of Directors	April 14, 2005

/s/ Gregg J. Sedun Gregg J. Sedun	Member of the Board of Directors	April 14, 2005

/s/ Carl Hering Carl Hering	Member of the Board of Directors	April 14, 2005

/s/ Lee Mun-Kit Lee Mun-Kit	Member of the Board of Directors	April 14, 2005

/s/ Paul A. Visosky Paul A. Visosky	Secretary	April 14, 2005