Form 10QSB
period 2005-03-31
LUNA GOLD CORP
filed 2005-05-16
CIK 1101204

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

(604) 689-7317
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [    ]

Shares outstanding as at April 28, 2005: 24,572,698

==================================================================================

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LUNA GOLD CORP.

INTERIM FINANCIAL STATEMENTS

Consolidated Financial Statements

LUNA GOLD CORP.
(Expressed in United States dollars)

Three-month period ended March 31, 2005 and 2004
Period from January 20, 2003 (inception of new business)
to March 31, 2005

LUNA GOLD CORP.
Consolidated Balance Sheets
(Expressed in United States dollars)

Unaudited - Prepared by Management

	March31, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$687,691	1,497,859
Accounts receivable	8,285	11,435
Related party receivables	150,000	--
Prepaid expenses	5,000	6,023

Total current assets	850,976	1,515,317
Equipment	3,966	4,788

Investment in resource properties joint ventures (note 2(h))	617,816	251,197

Total assets	$1,472,758	1,771,302
Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable and accrued liabilities	$55,772	62,192
Note payable	--	49,997
Payables to related parties (note 5)	45,324	576,523
Total current liabilities	101,096	688,712

Subscriptions received in advance of share offering	--	1,639,065

Total liabilities	101,096	2,327,777

Stockholders' equity (deficiency):
Common stock, no par value, unlimited authorized shares; issued 24,572,698 At March 31, 2005 and 17,004,863 at December 31, 2004 (note 4)	7,899,276	5,628,926
Additional paid-in capital	182,746	182,746
Deficit before inception of new business	(4,796,115)	(4,796,115)
Deficit accumulated since inception of new business	(1,891,565)	(1,542,432)
Accumulated other comprehensive income: Cumulative translation adjustment	(22,680)	(29,600)
Total stockholder's deficiency	1,371,662	(556,475)
Total liabilities and stockholders' equity	$1,472,758	1,771,302

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:

/s/ Tim Searcy	/s/ Marcel de Groot
Tim Searcy, Director	Marcel de Groot, Director

LUNA GOLD CORP.
Consolidated Statements of Operations
(Expressed in United States dollars)

Unaudited - Prepared by Management

	Three month period ended March 31,		Period from January 20/03 (inception of new business) to March 31, 2005
	2005	2004

Operating expenses:
Business development	$--	--	23,440
Consulting fees	35,503	14,123	288,751
Depreciation and amortization	782	294	3,092
Equity in loss from operation of resource Properties joint ventures	181,023	--	379,971
Exploration expense	49,628	75,215	412,366
Filing fees	18,561	2,682	52,919
General and administrative	9,167	5,172	93,957
Investor relations	1,027	--	23,102
Management fees to related parties (note 5)	6,115	5,689	49,635
Marketing and promotion	2,306	--	12,968
Organization expense	--	--	1,096
Professional fees	25,215	15,865	244,589
Rent	3,587	6,827	57,749
Travel and conference	11,392	--	165,599
Wages and benefits	19,591	--	62,486
Total Expenses	363,897	125,867	1,871,720

Loss from operations	(363,897)	(125,867)	(1,871,720)
Foreign exchange gain (loss)	16,493	--	(18,116)
Interest expense	(1,729)	--	(1,729)
Net loss for the period	$(349,133)	(125,867)	(1,891,565)

Loss per common share, basic and diluted	$(0.02)	(0.01)	(0.13)

Weighted average number of common shares outstanding: basic and diluted	23,059,131	12,491,946	14,156,539

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in United States dollars)

Unaudited - Prepared by Management

	Common Shares		Additional Paid-In	Deficit accumulated Prior to Inception of New Business
	Shares	Amount	Capital
Balance, December 31, 2003	12,441,946	$5,068,305	$182,746	$(4,796,115)

Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement	96,250	24,063	--	--
Issuance of common stock on exercise of warrants on June 30, 2004	4,416,667	523,558	--	--
Issuance of common stock for exploration on August 8, 2004	50,000	13,000	--	--
Adjustment to cumulative translation account	--	--	--	--

Balance, December 31, 2004	17,004,863	$5,628,926	$182,746	$(4,796,115)

Issuance of common stock on January 19, 2005 private placement (Note 4(d))	7,567,835	2,270,350	--	--
Balance, March 31, 2005	24,572,698	$7,899,276	$182,746	$(4,796,115)

	Deficit Accumulated Since Inception of New Business	Cumulative Translation Adjustment	Total Stockholders' Equity (Deficiency)	Comprehensive Income (Loss)
Balance, December 31, 2003	$(466,688)	$(25,264)	$(37,016)	$(477,377)

Loss for the period	(1,075,744)	--	(1,075,744)	(1,075,744)
Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement	--	--	24,063	--
Issuance of common stock on exercise of warrants on June 30, 2004	--	--	523,558	--
Issuance of common stock for exploration on August 8, 2004	--	--	13,000	--
Adjustment to cumulative translation account	--	(4,336)	(4,336)	(4,336)
Balance, December 31, 2004	$(1,542,432)	$(29,600)	$(556,475)	$(1,080,080)

Loss for the period	(349,133)	--	(349,133)	(349,133)
Issuance of common stock on January 19, 2005 private placement (Note 4(d))	--	--	2,270,350	--
Adjustment to cumulative translation account	--	6,920	6,920	6,920
Balance, March 31, 2005	$(1,891,565)	$(22,680)	$(1,371,662)	$(342,213)

The accompanying notes are an integral part of these financial statements.

LUNA GOLD CORP.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Unaudited - Prepared by Management

	Three Months period Ended March 31,		Period from January 20, 2003 (inception of new business) to March 31,
	2005	2004	2005
Cash flow from operating activities:
Net loss	$(349,133)	(125,867)	(1,891,565)
Items not affecting cash:
Depreciation and amortization	782	294	3,092
Issuance of shares for exploration	--	--	23,000
Equity in loss from operations	181,023	--	379,971
Changes in operating assets and liabilities:
Accounts receivable	3,150	(1,689)	(8,197)
Related party receivable	(150,000)	--	(150,000)
Prepaid expenses	1,023	8,389	(4,999)
Accounts payable and accrued liabilities	(6,419)	41,700	32,987
Note payable	(49,997)	--	--
Net cash used in operating activities	(369,571)	(77,173)	(1,615,711)
Cash flow from investing activities:
Purchase/disposal of equipment	--	--	(6,237)
Investment in resource properties joint ventures	(552,066)	--	(1,002,221)
Net cash used in investing activities	(552,066)	--	(1,008,448)
Cash flow from financing activities:
Payable to related parties	(531,199)	69,285	6,930
Proceeds from issuance of shares for cash	631,285	--	2,720,350
Proceeds from exercise of warrants	--	--	547,621
Net cash provided by financing activities	100,086	69,285	3,274,901

Increase (decrease) in cash and cash equivalents	(821,551)	(7,888)	650,742
Effect of exchange rate changes on foreign currency denominated cash balances	11,383	(88)	3,079
Cash and cash equivalents, beg. of period	1,497,859	11,483	33,870
Cash and cash equivalents, end of period	$687,691	3,507	687,691
Supplemental disclosure:
Interest paid (received) net	$1,729	--	--
Income taxes	--	--	--
Issuance for common stock for debt	--	--	23,000

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Unaudited - Prepared by Management

Three-month period ended March 31, 2005 and 2004
Period from January 20, 2003 (inception of new business) to March 31, 2005
  Nature of Operations:

  The Company was incorporated on June 24, 1986 in British Columbia, Canada. In July 1999, the Company redomiciled to Wyoming State, USA. From July 1999 until January 2003, as described in the Company's consolidated financial statements filed with the 2004 annual report on Form 10-KSB, the Company's focus was on the streaming-media business. These efforts ceased in January 2003 as the Company refocused its efforts from the streaming-media business and entered the mining exploration business (note 3). As the Company has no producing properties, the Company is considered to be in the exploration stage and financial information from January 20, 2003, the inception of the mining business, has been presented in these financial statements. Additional debt or equity financing will be required from existing shareholders or third parties in order to provide working capital for operations in the future. This debt or equity may not be available on reasonable terms or on any terms at all.

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

  Significant Accounting Policies:

  (a)     Basis of presentation:

  The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There are no material measurement differences to these financial statements to Canadian generally accepted accounting principles. The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended March 31, 2005 are not necessarily indicative of what the results will be for the 2005 fiscal year.

  Significant Accounting Policies (Cont'd):

  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting solely of normal recurring accruals, considered necessary for a fair presentation of the financial position as at March 31, 2005 and results of operations and cash flows for the three months ended March 31, 2005 and 2004, and the period from January 20, 2003 (inception of new business) to March 31, 2005.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB which includes the Company's financial statements for the year ended December 31, 2004.

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

  (e)     Loss per share:

  Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (March 31, 2004 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4 (a)).

  Significant Accounting Policies (Cont'd):

  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Excluded from the calculation of diluted loss per share are 1,860,000 stock options (2004 - 810,000).

  (f)     Income taxes:

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

  (g)     Mineral Property Interests:

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

  (h)     Joint Venture Agreements:

  The Company holds a significant portion of its interests in resource properties through joint venture agreements. The Company accounts for its joint venture operations using the equity method whereby the investment is initially recorded at cost and is adjusted to recognize the Company's share of losses and reduced by dividends and distributions received. The joint venture accounting for its interests or activities related to mine property interests is consistent to that of the Company. The assets underlying the Company's investment in joint ventures are primarily cash and are located in China.

  Mining Property Interests

  (a)     Blue Mountain Project

  The Company entered into an agreement dated March 18, 2003 with Nassau Ltd. ("Nassau") an unrelated private U.S. company, to acquire 100% of the interest held by Nassau in a mining property located in Nevada, U.S.A.

  Mining Property Interests (Cont'd):

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

(c)     Dongchuan Project

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

The schedule of payments is as follows; beginning from October 12, 2004, the date the joint venture company was successfully incorporated:

Due Date	Investment
By Yr. 1 Anniversary	$600,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,500,000
Total:	$3,100,000

As at March 31, 2005, the Company has invested $562,708 into the project.

  Mining Property Interests (Cont'd):

  (d)     Gongguo Project

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

  The schedule of payments, beginning from October 12, 2004, the date the joint venture company was successfully established, is as follows:

Due Date	Investment
By Yr. 1 Anniversary	$540,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,510,000
Total	$3,050,000

As at March 31, 2005, the Company has invested $435,080 into the project.
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

  (b)     Stock options and stock-based compensation:

  A summary of the status of the Company's stock options at March 31, 2005 and 2004 and changes during the periods ended on those dates is presented below:

	2005		2004
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	1,860,000	$0.25	--	--
Granted	--	0.3	810,000	$0.25
Exercised	--	--	--	--
Expired/cancelled	--	--	--	--
Outstanding, end of period	1,860,000	$0.28	810,000	$0.25
Options exercisable	1,590,000	$0.28	--	--

(c)     Warrants:

As at March 31, 2005, 8,596,585 warrants were outstanding, of which, 1,028,750 expire on August 8, 2005 and the balance of 7,567,835 expire on January 18, 2007. Each warrant is convertible into one common share and exercisable at $0.30 and $0.50 respectively.

(d)     Private Placement:

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

Sales made to non-residents of the U.S. were carried out under Regulation S of the U.S. Securities Act of 1933, as amended (the "Act"). The units were registered under the Act. The private placement received approval from the TSX Venture Exchange. The announcement was made in accordance with TSX Policy 4.1.

  Related Party Transactions:

  In addition to related party transactions disclosed elsewhere in these financial statements:

(a)

During the three-month period ended March 31, 2005, the Company paid or accrued, geological consulting fees of $30,000 (2004 - $30,000) to a director. The consulting fees are in the normal course of operations and are recorded at their exchange amount which is the price agreed to between the Company and the director.

(b)

The Company was paid by Pathway Capital Ltd. (Pathway), a company with two common directors, CAD $2,500 per month in consideration for which Pathway provided the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

Total fees paid to Pathway during the three-months ended March 31, 2005 were as follows:

2005	$6,115
2004	5,689

In addition, Pathway charges the Company CAD $1,100 per month for rent and other administrative services on a cost recovery basis which totalled $10,750 (2004 - $0).
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

  (b)    Foreign currency risk:

  Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk arises solely from the cash balances held in and costs incurred in China.

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of March 31, 2005, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period ended March 31, 2005, for the period ended March 31, 2004 and for the period from the inception of our mining business as of January 20, 2003 to March 31, 2005 of $349,133, $125,867 and $1,891,565, respectively. We did not earn any revenues during the period ended March 31, 2005 and the year ended December 31, 2004.

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

The schedule of payments is as follows; beginning from October 12, 2004, the date the joint venture company was successfully incorporated:

Due Date	Investment
By Yr. 1 Anniversary	$600,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,500,000
Total:	$3,100,000

As at March 31, 2005, the company has invested $562,708 into the project.

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

The schedule of payments, beginning from October 12, 2004 the date the joint venture company was successfully established, is as follows:

Due Date	Investment
By Yr. 1 Anniversary	$540,000
By Yr. 2 Anniversary	1,000,000
By Yr. 3 Anniversary	1,510,000
Total	$3,050,000

As at March 31, 2005, the company has invested $435,080 into the project.

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

During the quarter ended March 31, 2005, the Company substantially completed the minimum one year work program of $10,000 and opted to abandon this property option.

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

Our exploration program is designed to efficiently explore and evaluate our properties.

We do not claim to have any mineral reserves whatsoever at this time on our properties.

Our anticipated exploration costs for our respective properties, over the next twelve months are as follows:

Blue Mountain Project	$15,000
Red Rock Project	50,000
Gongguo Project	350,000
Dongchuan Project	390,000
$805,000

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

Results of Operations

We have included in this quarterly report, financial statements for the periods ended March 31, 2005 and 2004, and the period from January 20, 2003 (being the date of inception of our new business) to March 31, 2005.

Three-month period ended March 31, 2005

We incurred a net loss of $349,133 for the three-month period ended March 31, 2005, resulting in a loss per share of $0.02. The loss was attributable to operating expenses of $363,897, interest expense of $1,729 and a foreign exchange gain of $16,493.

During the period we incurred exploration expenses of $230,651 which consists of a $181,023 loss related to our joint ventures in China and $49,628 in other exploration expenses related to our Nevada properties and additional exploration in China. We also incurred consulting fees of $35,503, $782 in depreciation and amortization, $18,561 in filing fees, $9,167 in general and administrative expenses, $6,115 in management fees, $25,215 in professional fees, $3,587 in rent, $11,392 in travel expenses and $19,591 in wages and benefits. Expenses increased over the prior period due to our increased activities as we continue our exploration and acquisition activities in Nevada and China.

We spent $49,628 on exploration, not related to our Chinese joint ventures, compared to $75,215 in the previous year's quarter's period. The majority of these exploration expenses relate to work performed on the Company's Red Rock property and additional exploration in China. This work included mapping, sampling data compilation and claims fees. These exploration expenses decreased, in part, as the company spent $10,623 and $18,336 in staking fees in the prior year's period on the NBM and Red Rock properties respectively. They also decreased due to limited work being performed on our Blue Mountain and NBM properties, the latter of which the company abandoned its option during the quarter. Also included in exploration expense are option fees totaling $15,000 relating to the Red Rock property which was acquired during the three-month period ended March 31, 2004. The exploration expenses related to Red Rock are as follows: $5,491 in geologist fees, $418 in graphics supplies and analysis, $2,090 in travel and transportation and $18,277 in claim and option fees. Filing fees increased due to TSX fees relating to the closing of our private placement of 7,567,835 shares with total proceeds of $2,270,350 on January 19, 2005. Professional fees also increased due to legal work involved in closing our private placement. Travel expenses increased due to travel to our properties in Nevada and China. Wages and benefits also increased over the prior year's quarter as the company hired a new Chief Executive Officer who joined the company in June 2004. Consulting expense relates to contracted geologist fees, including a director of the company, to perform certain exploration activities. Management fees were constant as the monthly charge is approximately $2,000 per month.

Three-month period ended March 31, 2004

We incurred a net loss of $125,867 for the three-month period ended March 31, 2004, resulting in a loss per share of $0.01. The loss was attributable to operating expenses of $125,867 and interest expense of $28.

During the period we incurred consulting fees of $14,123 and $294 in depreciation and amortization, $6,827 in rent, $2,682 in filing fees, $5,689 in management fees, $5,172 in general and administrative expenses $75,215 in exploration expense and $15,865 in professional fees. Expenses increased over the prior year period due to the increased activity resulting from our entering the mining business. We spent $75,215 on exploration activity compared to $11,710 in the previous year's period as we entered the mining business during the 2003 period. The majority of the exploration expense relates to work performed on the Company's Blue Mountain Property. This work included mapping, sampling data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and LS Properties (see our 2004 10-KSB for further information on the properties) which were acquired during the three-month period ended March 31, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $38,920 in geologist fees, $2,529 in graphics supplies and analysis, and $4,807 in travel and transportation. We also spent $10,623 and $18,336 in staking fee on NBM and LS claims respectively. Fees also increased due to our legal work involved in preparing a SB-2 registration statement. Management fees were constant as the monthly charge is approximately $1,675 per month. Consulting expense relates to contracted geologist fees, including a director of the company, to perform certain exploration activities. General and administrative expenses decreased by $1,898 due to the decreased expenditures in office expenses.

Period of inception of the mining business, January 20, 2003 to March 31, 2005

We incurred a net loss of $1,891,565 for the period of inception to March 31, 2005, resulting in a loss per share of $0.13. The loss was attributable to operating expenses of $1,871,720, a foreign exchange loss of $18,116, and interest expense of $1,729.

Our inception period loss increased as we incurred exploration expenses of $230,651 which consists of a $181,023 loss related to our joint ventures in China and $49,628 in other exploration expenses related to our Nevada properties and additional exploration in China. Our inception period loss also increased during the current quarter as we incurred consulting fees of $35,503, $782 in depreciation and amortization, $18,561 in filing fees, $9,167 in general and administrative expenses, $6,115 in management fees, $25,215 in professional fees, $3,587 in rent, $11,392 in travel expenses and $19,591 in wages and benefits.

Business development relates to expenses incurred in establishing business contacts in China. Consulting fees relate to several geologists, including a director, who performed certain exploration activities. We also retained the services of director Kit Lee. Mr. Lee is focused on property generation as well as assisting in exploration. Equity losses in operation of resource properties joint ventures relates to our share of losses relating to the operations of the joint venture projects in China. Exploration expenses are related to work performed on our Blue Mountain, Red Rock and NBM properties. This work included mapping, sampling, data compilation, claims fees and costs related to area reconnaissance work. Also included in exploration expense are staking fees on the Red Rock and NBM properties, which were acquired during year ended December 31, 2004 and the latter of which the company abandoned its option during the three-month period ending March 31, 2005. The exploration expenses related to Blue Mountain was as follows: $119,781 in geologist fees and $127,736 in staking fees. Management fees are constant monthly charges of approximately $2,000 per month. Professional fees were incurred in preparing and filing SB-2 registration statements with the SEC, drafting the joint-venture agreements in China, and fees associated with our private placements. Travel fees were incurred due to travel to Nevada and China for project generation activities. Wages and benefits also increased in our inception period as the company hired a new Chief Executive Officer who joined the company in June 2004.

Balance Sheets

Total cash and cash equivalents as at March 31, 2005 and December 31, 2004, were respectively, $687,691 and $1,497,859. Working capital as at March 31, 2005, and December 31, 2004, were respectively, $749,880 and $826,605.

The decrease in working capital between March 31, 2005 and December 31, 2004 was primarily attributable to operating expenses of $363,897, further investment into our Chinese joint venture companies of $675,000 and repayment of payables, including amounts to related parties. This decrease was offset by the closing of the private placement in the amount of $2,270,350. A total of $1,639,065 of the private placement had already been collected at December 31, 2004 and was recognized as subscriptions received in advance of share offering. No revenue was generated during the period.

Total share capital as at March 31, 2005 and December 31, 2004, was respectively, $7,899,276 and $5,628,926. Total shares outstanding as at March 31, 2005 and December 31, 2004, were respectively, 24,572,698 and 17,004,863.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not, and will not, generate revenue from business operations in the foreseeable future, and to date have relied on the sale of equity and related party loans for cash required for our operations. There can be no assurances that any outstanding share purchase warrants will be exercised.

On January 19, 2005, we closed a private placement of 7,567,835 units at a price of $0.30 per unit for total proceeds of $2,270,350. There can be no assurances that we can obtain future additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

During 2004, we entered into leasing agreements with respect to office and equipment leases expiring in January 2007. Arrangement has been made for Pathway Capital Ltd., a related party to manage and assume payment of these leases. The company will reimburse Pathway based on estimated usage of office space and other equipments on a cost recovery basis. The balance of the 2005 lease obligation for the office space is estimated to be $12,875.

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

(b)     Reports on Form 8-K

No reports were filed on Form 8-K during the three-month period ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date this 11th day of May 2005.

LUNA GOLD CORP.

By:	/s/ Tim Searcy
Tim Searcy, President and Principal Executive Officer

By:	/s/ Marcel de Groot
Marcel De Groot, Principal Financial Officer