Form 10QSB
period 2005-06-30
LUNA GOLD CORP
filed 2005-08-15
CIK 1101204

==============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

(604) 689-7317
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [    ]

Shares outstanding as at August 10, 2005: 24,572,700

============================================================================================

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LUNA GOLD CORP.
INTERIM FINANCIAL STATEMENTS

Consolidated Financial Statements

LUNA GOLD CORP.
(Expressed in United States dollars)
Three-month and six-month period ended June 30, 2005 and 2004
Period from January 20, 2003 (inception of new business)

to June 30, 2005

LUNA GOLD CORP.
Consolidated Balance Sheets

(Expressed in United States dollars)

Unaudited - Prepared by Management

	June 30, 2005 (unaudited)	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$224,925	1,497,859
Short-term investments	301,413	--
Accounts receivable	9,401	11,435
Related party receivables	83,054	--
Prepaid expenses	10,000	6,023

Total current assets	628,793	1,515,317

Equipment	3,132	4,788

Investment in resource properties joint ventures (note 2(h))	579,708	251,197
Total assets	$1,211,633	1,771,302
Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable and accrued liabilities	$55,982	62,192
Note payable	--	49,997
Payables to related parties (note 5)	58,704	576,523
Total current liabilities	114,686	688,712

Subscriptions received in advance of share offering	--	1,639,065

Total liabilities	114,686	2,327,777

Stockholders' equity (deficiency):
Common stock, no par value, unlimited authorized shares; issued 24,572,700 At June 30, 2005 and 17,004,865 at December 31, 2004 (note 4)	7,899,276	5,628,926
Additional paid-in capital	182,746	182,746
Deficit before inception of new business	(4,796,115)	(4,796,115)
Deficit accumulated since inception of new business	(2,140,576)	(1,542,432)
Accumulated other comprehensive income: Cumulative translation adjustment	(48,384)	(29,600)
Total stockholder's deficiency	1,096,947	(556,475)
Total liabilities and stockholders' equity	$1,211,633	1,771,302

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:
/s/ Tim Searcy Tim Searcy, Director	/s/ Marcel de Groot Marcel de Groot, Director

LUNA GOLD CORP.
 Consolidated Statements of Operations

(Expressed in United States dollars)

Unaudited - Prepared by Management

	Three month period ended June 30,		Six month period ended June 30,		Period from January 20/03 (inception of new business) to June 30, 2005
	2005	2004	2005	2004

Operating expenses:
Business development	$10,971	--	22,135	--	45,575
Consulting fees	34,784	92,851	70,287	106,973	323,535
Depreciation and amortization	760	282	1,542	576	3,852
Equity loss from operation of resource properties joint ventures	35,938	--	216,961	--	415,909
Exploration expense	51,824	15,542	83,409	90,757	446,147
Filing fees	5,838	4,994	24,399	7,648	58,757
General and administrative	10,831	17,435	21,750	19,946	106,540
Investor relations	1,079	8,220	2,106	8,220	24,181
Management fees to related parties (note 5)	5,944	5,456	12,059	11,145	55,579
Marketing and promotion	265	1,814	2,571	1,814	13,233
Organization expense	--	1,074	--	1,074	1,096
Professional fees	60,891	45,498	86,106	61,363	305,480
Rent	2,603	7,651	6,190	14,478	60,352
Travel and conference	19,832	88,295	36,351	88,295	190,558
Wages and benefits	29,437	--	49,028	--	91,923
Total expenses	270,997	289,112	634,894	412,289	2,142,717

Loss from operations	(270,997)	(289,112)	(634,894)	(412,289)	(2,142,717)
Foreign exchange gain (loss)	20,473	(2,893)	36,942	(5,582)	2,333
Interest income	1,513	--	1,513	--	1,513
Interest expense	--	--	(1,705)	--	(1,705)
Net loss for the period	$(249,011)	(292,005)	(598,144)	(417,871)	(2,140,576)

Loss per common share, basic and diluted	$(0.01)	(0.02)	(0.03)	(0.03)	(0.14)

Weighted average number of common shares outstanding: basic and diluted	24,572,700	12,555,829	23,820,096	12,555,829	15,219,174

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in United States dollars)

Unaudited - Prepared by Management

	Common Shares		Additional Paid-In Capital	Deficit accumulated Prior to Inception of New Business
	Shares	Amount
Balance, December 31, 2003	12,441,948	$5,068,305	$182,746	$(4,796,115)

Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement	96,250	24,063	--	--
Issuance of common stock on exercise of warrants on June 30, 2004	4,416,667	523,558	--	--
Issuance of common stock for exploration on August 8, 2004	50,000	13,000	--	--
Adjustment to cumulative translation account	--	--	--	--
Balance, December 31, 2004	17,004,865	$5,628,926	$182,746	$(4,796,115)
Issuance of common stock on January 19, 2005 private placement (Note 4(d))	7,567,835	2,270,350	--	--
Balance, June 30, 2005	24,572,700	$7,899,276	$182,746	$(4,796,115)

	Deficit Accumulated Since Inception of New Business	Cumulative Translation Adjustment	Total Stockholders' Equity (Deficiency)	Comprehensive Income (Loss)
Balance, December 31, 2003	$(466,688)	$(25,264)	$(37,016)	$(477,377)

Loss for the period	(1,075,744)	--	(1,075,744)	(1,075,744)
Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement	--	--	24,063	--
Issuance of common stock on exercise of warrants on June 30, 2004	--	--	523,558	--
Issuance of common stock for exploration on August 8, 2004	--	--	13,000	--
Adjustment to cumulative translation account	--	(4,336)	(4,336)	(4,336)
Balance, December 31, 2004	$(1,542,432)	$(29,600)	$(556,475)	$(1,080,080)

Loss for the period	(598,144)	--	(598,144)	(598,144)
Issuance of common stock on January 19, 2005 private placement (Note 4(d))	--	--	2,270,350	--
Adjustment to cumulative translation account	--	(18,784)	(18,784)	(18,784)
Balance, June 30, 2005	$(2,140,576)	$(48,384)	$1,096,947	$(616,928)

The accompanying notes are an integral part of these financial statements.

LUNA GOLD CORP.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Unaudited - Prepared by Management

	Three Month period ended June 30,		Six Month period ended June 30,		Period from Jan. 20, 2003 (inception of new business) to June 30,
	2005	2004	2005	2004	2005
Cash flow from operating activities:
Net loss	$(249,011)	(292,005)	(598,144)	(417,871)	(2,140,576)
Items not affecting cash:
Depreciation and amortization	760	282	1,542	576	3,852
Issuance of shares for exploration	--	--	--	--	23,000
Equity in loss from operations	35,938	--	216,961	--	415,909

Changes in operating assets and liabilities:
Accounts receivable	(1,116)	35	2,034	(1,654)	(9,313)
Related party receivable	66,946	--	(83,054)	--	(83,054)
Prepaid expenses	(5,000)	(4,448)	(3,977)	3,940	(9.999)
Accounts payable and accrued liabilities	209	17,067	14,290	58,768	53,696
Note payable	--	--	(49,997)	--	--
Net cash used in operating activities	(151,274)	(279,069)	(500,345)	(356,241)	(1,746,485)
Cash flow from investing activities:
Purchase of short-term investments	(301,413)	--	(301,413)	--	(301,413)
Purchase/ disposal of equipment	--	(1,630)	--	(1,630)	(6,237)
Investment in resource properties joint ventures	(19,149)	(152,305)	(571,215)	(152,305)	(1,021,360)
Net cash used in investing activities	(320,562)	(153,935)	(872,628)	(153,935)	(1,329,010)
Cash flow from financing activities:
Payable to related parties	13,380	(50,082)	(538,319)	19,202	(190)
Proceeds from issuance of shares for cash	--	--	631,285	--	2,720,350
Proceeds from exercise of warrants	--	537,890	--	537,890	547,621
Net cash provided by financing activities	$13,380	487,808	92,966	557,092	3,267,781
Increase (decrease) in cash and cash equivalents	(458,456)	54,804	(1,280,007)	46,916	192,286
Effect of exchange rate changes on foreign currency denominated cash balances	(4,310)	2,524	7,073	2,436	(1,231)
Cash and cash equivalents, beg. of period	687,691	3,507	1,497,859	11,483	33,870
Cash and cash equivalents, end of period	$224,925	60,835	224,925	60,835	224,925
Supplemental disclosure:
Interest income (expense) net	$1,513	--	(192)	--	(192)
Income taxes	--	--	--	--	--
Issuance for common stock for debt	--	--	--	--	23,000
Subscriptions converted to common stock	--	--	1,639,065	--	1,639,065

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Unaudited - Prepared by Management

Three-month and six-month period ended June 30, 2005 and 2004
Period from January 20, 2003 (inception of new business) to June 30, 2005

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

  Significant Accounting Policies:

  (a)     Basis of presentation:

  The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There are no material measurement differences to these financial statements to Canadian generally accepted accounting principles. The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended June 30, 2005 are not necessarily indicative of what the results will be for the 2005 fiscal year.

  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting solely of normal recurring accruals, considered necessary for a fair presentation of the financial position as at June 30, 2005 and results of operations and cash flows for the six- months ended June 30, 2005 and 2004, and the period from January 20, 2003 (inception of new business) to June 30, 2005.

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

  (e)     Loss per share:

  Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (June 30, 2004 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4 (a)).

  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Excluded from the calculation of diluted loss per share are 1,895,000 stock options (2004 - 1,860,000).

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

  Significant Accounting Policies (Cont'd):

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

  (i)     Stock-based compensation:

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for stock options is recognized over the vesting period. Options granted to other than employees and directors are measured at their fair value as the services are performed and the options earned. For the periods ended June 30, 2005 and 2004, no stock-based compensation has been recognized in expenses.

  If the fair-value method had been used, an additional expense of nil (2004 - $148,723) would have been recognized for stock-based compensation for the six months ended June 30, 2005, and $208,408 the period from inception of new business on January 20, 2003 to June 30, 2005. Pro forma basic and diluted loss per share would have been nil (2004 - $0.12) and $0.13 respectively.

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

Due Date	Cash Payment	Work Commitment
On execution of Agreement	$5,000 (PAID)	$--
By Yr. 1 Anniversary	$15,000 (PAID)	$10,000 Completed
By Yr. 2 Anniversary	$25,000	$50,000
By Yr. 3 Anniversary	$50,000	$100,000
By Yr. 4 Anniversary	$155,000	$100,000
By Yr. 5 Anniversary	$250,000	$250,000
By Yr. 6 Anniversary	$250,000	$250,000
By Yr. 7 Anniversary	$250,000	$240,000
Each of Yrs. 8 to 15	$50,000	$50,000
TOTAL	$1,400,000	$1,400,000

  Mining Property Interests (Cont'd):

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

  As at June 30, 2005, the Company has invested $562,708 into the project.

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

  As at June 30, 2005, the Company has invested $435,080 into the project.

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

  (b)     Stock options and stock-based compensation:

  A summary of the status of the Company's stock options at June 30, 2005 and 2004 and changes during the periods ended on those dates is presented below:

	2005		2004
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	1,860,000	$0.28	810,000	$0.25
Granted	50,000	0.23	1,050,000	0.30
Exercised	--	--	--	--
Expired/cancelled	(15,000)	0.25	--	--
Outstanding, end of period	1,895,000	$0.28	1,860,000	$0.28
Options exercisable	1,586,668	$0.27	810,000	$0.25

  Stockholders' Equity (Cont'd):

  The fair value of the options granted during the period ended June 30, 2005 is estimated to be $8,318 ($0.17 per option). The fair value has been calculated using the Black-Scholes option pricing model and the following factors: volatility - 90%; risk-free interest rate - 5%; dividend yield - nil; term - five years. As these options vest commencing July 8, 2005, no stock-based compensation expense attributable to them is required to be disclosed.

  (c)     Warrants:

  As at June 30, 2005, 8,596,585 warrants were outstanding, of which, 1,028,750 expire on August 8, 2005 and the balance of 7,567,835 expire on January 18, 2007. Each warrant is convertible into one common share and exercisable at $0.30 and $0.50 respectively.

  (d)     Private Placement:

  On January 19, 2005, the Company closed a private placement of 7,567,835 units at a price of $0.30 per unit for a total of $2,270,350. Each unit consisting of one (1) common share and one (1) share purchase warrant, each warrant entitling the holder to purchase one (1) additional common share at a price of US$0.50 per share on or before January 18, 2007.

  Related Party Transactions:

  In addition to related party transactions disclosed elsewhere in these financial statements:

  (a)     During the three and six month periods ended June 30, 2005, the Company paid or accrued, geological consulting fees to two directors as follows:

	3 Months Ended June 30,	6 Months Ended June 30,

2005	$33,464	$63,464
2004	66,050	96,050

  The consulting fees are in the normal course of operations and are recorded at their exchange amount which is the price agreed to between the Company and the directors.

  (b)     The Company is charged by Pathway Capital Ltd. (Pathway), a company with two common directors, CAD $2,500 per month in consideration for which Pathway provides the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

  Total fees paid or accrued to Pathway during the three-months ended June 30, 2005 were as follows:

	3 Months Ended June 30,	6 Months Ended June 30,

2005	$5,944	$12,059
2004	5,456	11,145

  Related Party Transactions (Cont'd):

  In addition, Pathway charges the Company CAD $1,100 per month for rent and other administrative services on a cost recovery basis as follows:

	3 Months Ended June 30,	6 Months Ended June 30,

2005	$15,664	$30,001
2004	NIL	NIL

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

  Subsequent Event

  On July 19, 2005 the Company elected to terminate the co-operative agreements on its Dongchuan and Gongguo projects. All unexpended amounts paid to the co-operative companies will be returned to the Company and all rights to the property will be returned to Yunnan Nonferrous Mining and Geology Ltd. Before the unexpended amounts are returned, the Company has agreed to pay a termination fee of approximately $48,000. After giving effect to the termination, the Company will own 100% of the property interests.

  Comparative Figures

  The comparative figures for the three and six month periods ended June 30, 2004 have been reclassified from that previously presented to reflect adjustments, made in the third quarter of 2004, to recognize certain expenses regarding its joint venture interests.

- F-12

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from our investments. As of June 30, 2005, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Our financial statements included in this quarterly report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Overview

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period ended June 30, 2005, for the period ended June 30, 2004 and for the period from the inception of our mining business as of January 20, 2003 to June 30, 2005 of $249,011, $292,005 and $2,140,576, respectively. We did not earn any revenues during the period ended June 30, 2005 and the year ended December 31, 2004.

The exploration projects the Company is currently engaged in are as follows:

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

On July 19, 2005 the Company elected to terminate the co-operative agreement on its Dongchuan project. All unexpended amounts paid to the co-operative company will be returned to the Company and all rights to the property will be returned to Yunnan Nonferrous Mining and Geology Ltd. Before the unexpended amounts are returned, the Company has agreed to pay a termination fee of approximately $24,000.

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

On July 19, 2005 the Company elected to terminate the co-operative agreement on its Gongguo project. All unexpended amounts paid to the co-operative company will be returned to the Company and all rights to the property will be returned to Yunnan Nonferrous Mining and Geology Ltd. Before the unexpended amounts are returned, the Company has agreed to pay a termination fee of approximately $24,000.

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
$65,000

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

Results of Operations

We have included in this quarterly report, financial statements for the periods ended June 30, 2005 and 2004, and the period from January 20, 2003 (being the date of inception of our new business) to June 30, 2005.

Three-month period ended June 30, 2005

We incurred a net loss of $249,011 for the three-month period ended June 30, 2005, resulting in a loss per share of $0.01. The loss was attributable to operating expenses of $270,997 offset by interest income of $1,513 and a foreign exchange gain of $20,473.

During the period we incurred exploration expenses of $87,762 which consists of a $35,938 loss related to our joint ventures in China and $51,824 in other exploration expenses related to our Nevada properties and fees paid to geologists. We also incurred $10,971 in business development expenses, $34,784 in consulting fees, $760 in depreciation and amortization, $5,838 in filing fees, $10,831 in general and administrative expenses, $5,944 in management fees, $60,891 in professional fees, $2,603 in rent, $19,832 in travel expenses and $29,437 in wages and benefits.

In addition to exploration expenses incurred directly by our Chinese joint venture, we spent $51,824 on exploration compared to $15,542 in the previous year's quarter's period. The majority of the exploration expenses relate to geologist fees and assay costs, previously paid through our joint ventures, as we conclude our projects in China. Our equity loss from our joint ventures decreased as we did not make any further payments and our activity in China decreased. Professional fees increased due to legal work involved in redomiciling the Company back to Canada from Wyoming. Business development relates to expenses incurred analyzing property opportunities and establishing business contacts in China. Business development increased over the prior period as we had just started to focus our efforts on our projects in China a year ago. Consulting expense relates to contracted geologist fees, including a director of the company, to perform certain exploration activities. Consulting fees decreased compared to the prior quarter as we retained the service of Kit Lee, who was responsible for sourcing and managing our projects in China. We agreed to compensate Kit retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Travel expenses decreased as several directors spent time traveling in China during the prior period's quarter and the Company agreed reimburse Kit for travel expenses in China retro-active to November 2003. Wages and benefits also increased over the prior year's quarter as the company hired a new Chief Executive Officer who joined the company in late June 2004. Management fees were constant as the monthly charge is approximately $2,000 per month.

Three-month period ended June 30, 2004

We incurred a net loss of $292,005 for the quarter ended June 30, 2004, resulting in a loss per share of $0.02. The loss was attributable to operating expense of $289,112 and foreign exchange loss of $2,893.

During the quarter we incurred $282 in depreciation and amortization, $92,851 in consulting fees, $15,542 in exploration expense, $4,994 in filing fees, $17,435 in general and administrative expenses, $8,220 in investor relations, $5,456 in management fees, $45,498 in professional fees, $7,651 in rent, and $88,295 in travel and conference.

Expenses increased as we refocus our efforts to the China properties. Consulting fees increased as we retained the service of director Kit Lee. We agreed to compensate Kit retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Kit will be assisting us on property generation as well as exploration. Exploration expense decreased as we focused our effort on acquiring the China properties. The majority of the exploration expense relates to work performed on the Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $10,674 in geologist fees, $1,264 in graphics supplies and analysis, and $4,199 in travel and transportation. General and administrative expense increased due to increased activities associated with acquiring new properties in China. Management fees were constant as the monthly charge is approximately $1,675 per month. Professional fees increased as we incurred legal fees to draft the agreements in China and also to file an SB-2 registration statement with the SEC. Travel fees increased as several directors spent time traveling in China during the quarter and we reimbursed Kit for travel expenses in China retro-active to November 2003 as this is when Kit first traveled to China to acquire properties.

Six-month period ended June 30, 2005

We incurred a net loss of $598,144 for the six-month period ended June 30, 2005, resulting in a loss per share of $0.03. The loss was attributable to operating expenses of $634,894 and interest expense of $1,705 which was offset by a foreign exchange gain of $36,942 and interest income of $1,513.

During the period we incurred $22,135 in business development expenses, $1,542 in depreciation and amortization, $70,287 in consulting fees, $300,370 in exploration expense, $24,399 in filing fees, $21,750 in general and administrative expenses, $12,059 in management fees, $2,571 in marketing and promotion expenses, $86,106 in professional fees, $6,190 in rent, $36,351 in travel and conference and $49,028 in wages and benefits.

Expenses increased over the prior year period due our projects in China which the Company was just starting in last year's prior period. The majority of exploration expenses, not including our joint venture loss, relate to geologist fees and assay costs as we conclude our projects in China. These expenses were previously paid through our joint ventures. Also included are exploration expenses relating to work performed on our Red Rock property. This work included mapping, sampling, data compilation and claims fees. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Red Rock were as follows: $6,214 in geologist fees, $418 in analysis, $2,657 in supplies, travel and transportation and $18,277 in staking and claim fees. Business development relates to expenses incurred reviewing property opportunities and establishing business contacts in China. Business development increased over the prior period as we had just started to focus our efforts on our projects in China a year ago. Consulting expense relates to contracted geologist fees, including a director of the company, to perform certain exploration activities. Consulting fees decreased compared to the prior quarter as we retained the service of Kit Lee, who was responsible for sourcing and managing our projects in China. We agreed to compensate Kit retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Professional and filing fees increased due to legal work involved in completing a private placement which closed on January 19, 2005. Professional fees also increased due to legal work involved in redomiciling the Company back to Canada from Wyoming. Travel expenses decreased as several directors spent time traveling in China during the prior period's quarter and the Company agreed reimburse Kit for travel expenses in China retro-active to November 2003. Wages and benefits also increased over the prior year's quarter as the company hired a new Chief Executive Officer who joined the company in late June 2004. Management fees were constant as the monthly charge is approximately $2,000 per month.

Six-month period ended June 30, 2004

We incurred a net loss of $417,871 for the six-month period ended June 30, 2004, resulting in a loss per share of $0.03. The loss was attributable to operating expenses of $412,289, and foreign exchange loss of $5,582.

During the period we incurred $576 in depreciation and amortization, $106,973 in consulting fees, $90,757 in exploration expense, $7,648 in filing fees, $19,946 in general and administrative expenses, $8,220 in investor relations expenses, $11,145 in management fees, and $61,363 in professional fees, $14,478 in rent and $88,295 in travel and conference.

Expenses increased over the prior year period due to the increased activities as we enter the mining business. Consulting fees increased as we contracted several geologists, including a director, to perform certain exploration activities. We also retained the services of director Kit Lee. We agreed to compensate Kit retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Kit will be focused on property generation as well as assisting in exploration. The majority of the exploration expense related to work performed on our Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and LS Properties (see our 2003 10KSB for further information on the properties), which were acquired during the six-month period ended June 30, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $49,594 in geologist fees, $3,784 in graphics supplies and analysis, and $9,005 in travel and transportation. We also spent $10,623 and $18,336 in staking fees on NBM and LS claims respectively. Management fees were constant as the monthly charge is approximately $1,675 per month. Professional fees increased as we incurred legal fees in preparing an SB-2 registration statement, as well as to draft the joint-venture agreements in China. Travel fees increased as several directors spent time traveling during the quarter and we agreed to reimburse Kit for travel expenses in China retro-active to November 2003 as this is when Kit first traveled to China to acquire properties.

Period of inception of the mining business, January 20, 2003 to June 30, 2005

We incurred a net loss of $2,140,576 for the period of inception to June 30, 2005, resulting in a loss per share of $0.14. The loss was attributable to operating expenses of $2,142,717 and interest expense of $1,705 which was offset by a foreign exchange gain of $2,333 and interest income of $1,513.

Balance Sheets

Total cash and cash equivalents as at June 30, 2005 and December 31, 2004, were respectively, $224,925 and $1,497,859. Working capital as at June 30, 2005, and December 31, 2004, were respectively, $514,107 and $826,605.

The decrease in working capital between June 30, 2005 and December 31, 2004 was primarily attributable to operating expenses of $634,894, further investment into our Chinese joint venture companies of $675,000 and repayment of payables, including amounts to related parties. This decrease was offset by the closing of the private placement in the amount of $2,270,350. A total of $1,639,065 of the private placement had already been collected at December 31, 2004 and was recognized as subscriptions received in advance of share offering. No revenue was generated during the period.

Total share capital as at June 30, 2005 and December 31, 2004, was respectively, $7,899,276 and $5,628,926. Total shares outstanding as at June 30, 2005 and December 31, 2004, were respectively, 24,572,700 and 17,004,865.

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

During 2004, we entered into leasing agreements with respect to office and equipment leases expiring in January 2007. Arrangement has been made for Pathway Capital Ltd., a related party to manage and assume payment of these leases. The company will reimburse Pathway based on estimated usage of office space and other equipments on a cost recovery basis. The balance of the 2005 lease obligation for the office space is estimated to be $8,583.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation described above during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 :

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 19, 2005, we completed our public offering and sold 7,567,835 shares of common stock and raised $2,270,350. There was no underwriter involved in our public offering. The proceeds from the offering were partially used during the quarter ended June 30, 2005 to cover exploration and working capital expenses.

The following amounts were paid from the proceeds of the offering:

Exploration expenses	794,598
Working capital	273,090
Total	$1,067,688

In previous the previous quarter we also used the proceeds from the offering to pay loans to related parties, who financed the Company's exploration expenses during the period prior to the offering. The proceeds remaining are available to cover future exploration and working capital expenses of the Company.

ITEM 6.     EXHIBITS

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

Date this 12th day of August, 2005.

LUNA GOLD CORP.

By:	/s/ Tim Searcy
Tim Searcy, President and Principal Executive Officer

By:	/s/ Marcel De Groot
Marcel De Groot, Principal Financial Officer