Form 10QSB
period 2005-09-30
LUNA GOLD CORP
filed 2005-11-15
CIK 1101204

=================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

(604) 689-7317
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [    ]

The Company is a Shell company: Yes [    ]       No [X]

Shares outstanding as at November 14, 2005: 24,572,700

==================================================================================================

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LUNA GOLD CORP.
INTERIM FINANCIAL STATEMENTS

Consolidated Financial Statements

LUNA GOLD CORP.
(Expressed in United States dollars)
Three-month and nine-month period ended September 30, 2005 and 2004
Period from January 20, 2003 (inception of new business)
to September 30, 2005

LUNA GOLD CORP.
Consolidated Balance Sheets
(Expressed in United States dollars)

Unaudited - Prepared by Management

	September 30, 2005 (unaudited)	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$638,749	1,497,859
Short-term investments	303,851	--
Accounts receivable	298,304	11,435
Prepaid expenses	5,147	6,023

Total current assets	1,246,051	1,515,317

Equipment	2,476	4,788

Investment in resource properties joint ventures (note 2(b))	--	251,197

Total assets	$1,248,527	1,771,302
Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable and accrued liabilities	$112,885	62,192
Note payable	--	49,997
Payables to related parties (note 5)	30,390	576,523
Total current liabilities	143,275	688,712

Subscriptions received in advance of share offering	--	1,639,065

Total liabilities	143,275	2,327,777

Stockholders' equity (deficiency):
Common stock, no par value, unlimited authorized shares; issued 24,572,700 At September 30, 2005 and 17,004,865 at December 31, 2004 (note 4)	7,899,276	5,628,926
Additional paid-in capital	182,746	182,746
Deficit before inception of new business	(4,796,115)	(4,796,115)
Deficit accumulated since inception of new business	(2,198,489)	(1,542,432)
Accumulated other comprehensive income: Cumulative translation adjustment	17,835	(29,600)
Total stockholder's deficiency	1,105,253	(556,475)
Total liabilities and stockholders' equity	$1,248,527	1,771,302

The accompanying notes are an integral part of these financial statements

Approved on behalf of the Board:
/s/ Tim Searcy Tim Searcy, Director	/s/ Marcel de Groot Marcel de Groot, Director

LUNA GOLD CORP.
Consolidated Statements of Operations
(Expressed in United States dollars)

Unaudited - Prepared by Management

	Three month period ended Sept 30,		Nine month period ended Sept 30,		Period from January 20/03 (inception of new business) to Sept 30, 2005
	2005	2004	2005	2004

Operating expenses:
Business development	$3,775	7,489	25,910	7,489	49,350
Consulting fees	12,137	37,417	82,424	144,390	335,672
Depreciation and amortization	808	528	2,350	1,104	4,660
Equity (recovery) from operation of resource properties joint ventures	(152,169)	13,774	64,792	13,774	263,740
Exploration expense	44,293	22,421	127,668	113,178	490,406
Filing fees	1,737	3,127	26,136	10,774	60,494
General and administrative	8,500	8,561	30,250	28,507	115,040
Investor relations	--	10,823	2,140	19,044	24,215
Management fees to related parties (note 5)	6,321	5,808	18,380	16,953	61,900
Marketing and promotion	569	329	3,140	2,143	13,802
Organization expense	--	--	--	1,075	1,096
Professional fees	40,878	37,938	126,984	99,301	346,358
Rent	2,796	10,960	8,986	25,439	63,148
Travel and conference	14,642	40,197	50,993	128,491	205,200
Wages and benefits	19,523	23,705	68,551	23,705	111,445
Total expenses	3,810	223,077	638,704	635,637	2,146,526

Loss from operations	(3,810)	(223,077)	(638,704)	(635,367)	(2,146,526)
Foreign exchange gain (loss)	(58,096)	(12,762)	(21,154)	(18,344)	(55,763)
Interest income	3,992	--	5,533	--	5,533
Interest expense	--	--	(1,733)	--	(1,733)
Net loss for the period	$(57,913)	(235,839)	(656,057)	(653,711)	(2,198,489)

Loss per common share, basic and diluted	$(0.00)	(0.02)	(0.03)	(0.05)	(0.14)

Weighted average number of common shares outstanding: basic and diluted	24,572,700	13,689,627	24,073,720	13,689,627	16,093,690

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in United States dollars)

Unaudited - Prepared by Management

	Common Shares		Additional Paid-In Capital	Deficit accumulated Prior to Inception of New Business
	Shares	Amount
Balance, December 31, 2003	12,441,948	$5,068,305	$182,746	$(4,796,115)

Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement	96,250	24,063	--	--
Issuance of common stock on exercise of warrants on June 30, 2004	4,416,667	523,558	--	--
Issuance of common stock for exploration on August 8, 2004	50,000	13,000	--	--
Adjustment to cumulative translation account	--	--	--	--

Balance, December 31, 2004	17,004,865	$5,628,926	$182,746	$(4,796,115)

Issuance of common stock on January 19, 2005 private placement (Note 4(d))	7,567,835	2,270,350	--	--
Balance, September 30, 2005	24,572,700	$7,899,276	$182,746	$(4,796,115)

 :

	Deficit Accumulated Since Inception of New Business	Cumulative Translation Adjustment	Total Stockholders' Equity (Deficiency)	Comprehensive Income (Loss)
Balance, December 31, 2003	$(466,688)	$(25,264)	$(37,016)	$(477,377)

Loss for the period	(1,075,744)	--	(1,075,744)	(1,075,744)
Issuance of common stock on exercise of warrants issued on August 8, 2003 private placement	--	--	24,063	--
Issuance of common stock on exercise of warrants on June 30, 2004	--	--	523,558	--
Issuance of common stock for exploration on August 8, 2004	--	--	13,000	--
Adjustment to cumulative translation account	--	(4,336)	(4,336)	(4,336)
Balance, December 31, 2004	$(1,542,432)	$(29,600)	$(556,475)	$(1,080,080)

Loss for the period	(656,057)	--	(656,057)	(656,057)
Issuance of common stock on January 19, 2005 private placement (Note 4(d))	--	--	2,270,350	--
Adjustment to cumulative translation account	--	47,435	47,435	47,435
Balance, September 30, 2005	$(2,198,489)	$17,835	$1,105,253	$(608,622)

The accompanying notes are an integral part of these financial statements.

LUNA GOLD CORP.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Unaudited - Prepared by Management

	Three Month period ended September 30,		Nine Month period ended September 30,		Period from Jan. 20, 2003 (inception of new business) to September 30,
	2005	2004	2005	2004	2005
Cash flow from operating activities:
Net loss	$(57,913)	(235,839)	(656,057)	(653,711)	(2,198,489)
Items not affecting cash:
Depreciation and amortization	808	528	2,350	1,104	4,660
Issuance of shares for exploration	--	--	--	--	23,000
Equity (recovery) in loss from Operations, non cash	(10,410)	13,774	206,551	13,774	405,500

Changes in operating assets and liabilities:
Accounts receivable	(18,488)	(3,205)	(99,508)	(4,860)	(110,855)
Prepaid expenses	5,000	(2,079)	1,023	1,862	(5,000)
Accounts payable and accrued liabilities	7,382	(43,259)	1,172	13,206	40,578
Note payable	--	--	(49,997)	--	--
Net cash used in operating activities	(73,621)	(270,080)	(594,466)	(628,625)	(1,840,606)

Cash flow from investing activities:
Joint venture interests acquisition	452,130	--	452,130	--	452,130
Purchase of short-term investments	(2,438)	--	(303,851)	--	(303,851)
Purchase/ disposal of equipment	--	(448)	--	(2,079)	(6,237)
Investment in resource properties joint ventures	--	--	(571,189)	(150,000)	(1,021,334)
Net cash provided by (used in) investing activities	449,692	(448)	(422,910)	(152,079)	(879,292)

Cash flow from financing activities:
Payable to related parties	(28,314)	238,211	(546,133)	257,413	(8,004)
Proceeds from issuance of shares for cash	--	--	631,285	--	2,720,350
Proceeds from exercise of warrants	--	9,731	--	547,621	547,621
Net cash provided by (used in) financing activities	(28,314)	247,942	85,152	805,034	3,259,967

Increase (decrease) in cash and cash equivalents	347,757	(22,586)	(932,224)	24,330	540,069
Effect of exchange rate changes on foreign currency denominated cash balances	66,067	1,685	73,114	4,121	64,810
Cash and cash equivalents, beg. of period	224,925	60,835	1,497,859	11,483	33,870
Cash and cash equivalents, end of period	$638,749	39,934	638,749	39,934	638,749
Supplemental disclosure:
Interest income (expense) net	$3,992	--	3,800	--	3,800
Income taxes	--	--	--	--	--
Issuance for common stock for debt	--	--	--	--	23,000
Subscriptions converted to common stock	--	--	1,639,065	--	1,639,065

The accompanying notes are an integral part of these financial statements

LUNA GOLD CORP.
Consolidated Notes to Financial Statements
(Expressed in United States dollars)

Unaudited - Prepared by Management

Three-month and nine-month period ended September 30, 2005 and 2004
Period from January 20, 2003 (inception of new business) to September 30, 2005

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

2.     Significant Accounting Policies:

(a)     Basis of presentation:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. There are no material measurement differences to these financial statements to Canadian generally accepted accounting principles. The interim financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States or Canada for a complete set of annual financial statements. Results of operations for the periods ended September 30, 2005 are not necessarily indicative of what the results will be for the 2005 fiscal year.

In the opinion of management, these unaudited financial statements reflect all adjustments, consisting solely of normal recurring accruals, considered necessary for a fair presentation of the financial position as at September 30, 2005 and results of operations and cash flows for the nine-months ended September 30, 2005 and 2004, and the period from January 20, 2003 (inception of new business) to September 30, 2005.

2.     Significant Accounting Policies (Cont'd):

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB which includes the Company's financial statements for the year ended December 31, 2004.

(b)     Principles of consolidation:

These consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries Compania Minera Antero gold S.A. de C.V., Eureka Gold Inc., Luna Gold (China) Corp. and Luna Gold (Liaoning) Corp. In addition, these consolidated financial statements also include the accounts of Xinan Mineral Resources Co. Ltd. and Xinlong Mineral Resources Co. Ltd., joint venture companies which the Company is entitled to 100% of the net assets. All significant inter-company transactions and balances have been eliminated.

As described in note 3(c) and (d), in the period ended September 30, 2005 the Company and its Chinese co-venture partner agreed to terminate their joint ventures related to the Xinan and Xinlong mineral property interests.  This termination received government approval, also in the period.  In prior periods, the Company had accounted for its interest in these joint ventures by the equity method and, accordingly, reflected only its net investment, which reflected its proportionate interest in the net monetary assets of the joint ventures, on the consolidated balance sheet as "Investment in resource properties joint ventures", with changes in the investment account recognized in net loss.  As a result of the termination arrangements, the Company now consolidates 100% of the assets and liabilities of the joint ventures in these consolidated financial statements. As the joint ventures did not meet the definition of businesses for accounting purposes, the termination agreements did not result in a business combination.  The assets of the joint ventures are represented by cash (September 30, 2005 - $503,264) and accounts receivable (September 30, 2005 - $196,762) and the liabilities are represented by accounts payable and accrued liabilities (September 30, 2005 - $49,521).  The accounting for consolidation pursuant to the termination agreement resulted in an increase in the Company's reported cash and cash equivalents equal to the cash and cash equivalents of the joint ventures at termination.  This increase in the Company's cash balance is reflected in the consolidated statements of cash flows by an adjustment to the recovery from operation of resource property joint ventures of $141,759, which reflects the cash contributions made by the Company on behalf of the co-venture partner that had not been expended by the joint ventures and that the Company had previously expensed due to uncertainty of collection, with the balance, reflecting the Company's proportionate interest of the joint ventures remaining cash on hand prior to the termination , as a cash contribution investing activity.

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

2.     Significant Accounting Policies (Cont'd):

losses resulting from the translation are excluded from the determination of income and reported as the cumulative translation adjustment in stockholder's equity.

Other exchange gains and losses arising on the settlement of foreign currency denominated monetary items are included in the statement of operations.

(e)     Loss per share:

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the periods. Excluded from the weighted average number of common shares are 213,839 common shares (September 30, 2004 - 213,839) held in escrow that are to be released based on financial performance criteria (note 4 (a)).

Diluted loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Excluded from the calculation of diluted loss per share are 1,415,000 stock options (2004 - 1,860,000).

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

(h)     Stock-based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for stock options is recognized over the vesting period. Options granted to other than employees and directors are measured at their fair value as the services are performed and the options earned. For the periods ended September 30, 2005 and 2004, no stock-based compensation has been recognized in expenses.

2.     Significant Accounting Policies (Cont'd):

If the fair-value method had been used, an additional expense of nil (2004 - $224,414) would have been recognized for stock-based compensation for the nine months ended September 30, 2005, and $249,645 for the period from inception of new business on January 20, 2003 to September 30, 2005. Pro forma basic and diluted loss per share would have been $0.03 (2004 - $0.06) and $0.15 respectively.

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

(ii)	An additional 50,000 shares were issued on Aug 8, 2004;
(iii)	Two years following the Approval Date a payment in the amount of $20,000 (PAID);
(iv)	Three years following the Approval Date a payment in the amount of $30,000;
(v)	Four years following the Approval Date a payment in the amount of $40,000;
(vi)	Five years following the Approval Date a payment in the amount of $100,000; and
(vii)	Six years following the Approval Date a payment in the amount of $1,300,000 (the "Final Payment").

Upon the Company making the Final Payment to Nassau then the Company will own 100% of the Blue Mountain Project subject only to a 2% net smelter royalty on gold (the "Royalty") and the Company will have the right to buy down the Royalty to a 1% NSR by paying Nassau the sum of $1,500,000 at any time prior to completion of the first year of production. All payments are in U.S. dollars.

(b)     Red Rock (formerly LS Property)

On March 4, 2004, the Company acquired an option on the Red Rock Property, and has the right to acquire a 100% interest, in these 80 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. The Company made an initial $5,000 payment upon execution of the agreement dated February 27, 2004, and will, at the Company's option, make further cash payments totaling $1,400,000 over a 15 year period.

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

On September 12, 2005 the Company signed a letter of intent with Centerra (U.S.) Inc. (Centerra) in which Centerra can acquire up to an undivided 60% interest in the property with the Company and can subsequently acquire up to an additional 15% in the property. Under the terms of the proposed agreement, Centerra has agreed to spend a total of $1,900,000 over a 6 year period to acquire an undivided 60% interest in the property at which time Centerra will have the option to spend a further $3,100,000 over a 4 year period for an additional undivided 15% in the property.

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

The Company had agreed to invest, at its option, a total of US$3.1 million over three years to earn a 70% interest in the co-operative company. After the company earned a 70% interest, the company may earn a further 20 % interest in the co-operative company by investing an additional US$6 million.

In 2005 the Company reached an agreement with its joint venture partner and received government approval to terminate the co-operative agreement on its Dongchuan project. All unexpended amounts paid to the co-operative company will be returned to the Company and all rights to the property will be returned to Yunnan Nonferrous Mining and Geology Ltd. Before the unexpended amounts are returned, the Company has agreed to pay a termination fee of approximately $24,000.

(d)     Gongguo Project

On May 18, 2004 the Company entered into a formal co-operative agreement with Yunnan Nonferrous Mining and Geology Ltd. ("YNMG") to establish a Sino-Foreign co-operative joint venture company in Yunnan Province, PRC.

3.     Mining Property Interests (Cont'd):

The joint venture company is called the Xinlong Mineral Resources Co. Ltd. It is established for the purpose of jointly exploring and, if successful, mining any viable deposits discovered in the Gongguo area of the Yunnan, Province, PRC.

The Company agreed to invest, at its option, a total of US$3.05 million over three years to earn an 80% interest in the co-operative company. After the Company has earned its 80% interest, contributions to the co-operative company will be made pro rata, provided that YNMG's interest can be diluted to not less than 10% if it elects not to make cash contributions.

In 2005 the Company reached an agreement with its joint venture partner and received government approval to terminate the co-operative agreement on its Gongguo project. All unexpended amounts paid to the co-operative company will be returned to the Company and all rights to the property will be returned to Yunnan Nonferrous Mining and Geology Ltd. Before the unexpended amounts are returned, the Company has agreed to pay a termination fee of approximately $24,000.

4.     Stockholders' Equity:

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

4.     Stockholders' Equity (Cont'd):

(b)     Stock options and stock-based compensation:

A summary of the status of the Company's stock options at September 30, 2005 and 2004 and changes during the periods ended on those dates is presented below:

	2005		2004
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of period	1,860,000	$0.28	810,000	$0.25
Granted	50,000	0.23	1,050,000	0.30
Exercised	--	--	--	--
Expired/cancelled	(35,000)	0.25	--	--
Expired/cancelled	(460,000)	0.30	--	--
Outstanding, end of period	1,415,000	$0.27	1,860,000	$0.28
Options exercisable	1,146,665	$0.27	1,590,000	$0.28

The fair value of the options granted during the period ended September 30, 2005 is estimated to be $8,318 ($0.17 per option). The fair value has been calculated using the Black-Scholes option pricing model and the following factors: volatility - 90%; risk-free interest rate - 5%; dividend yield - nil; term - five years.

(c)     Warrants:

As at September 30, 2005, 7,567,835 warrants were outstanding and expire on January 18, 2007. Each warrant is convertible into one common share and is exercisable at $0.50. During the period 1,028,750 warrants expired on August 8, 2005.

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

5.     Related Party Transactions:

In addition to related party transactions disclosed elsewhere in these financial statements:

(a)     During the three and nine month periods ended September 30, 2005, the Company paid or accrued, geological consulting fees to two directors as follows:

	3 Months Ended September 30,	9 Months Ended September 30,

2005	$10,000	$73,464
2004	35,800	131,850

The consulting fees are in the normal course of operations and are recorded at their exchange amount which is the price agreed to between the Company and the directors.

(b)     The Company is charged by Pathway Capital Ltd. (Pathway), a company with one common directors, CAD $2,500 per month in consideration for which Pathway provides the Company with advisory services relating to general corporate development, financial matters, raising additional capital, strategic planning and other matters relating to the financial affairs of the Company.

Total fees paid or accrued to Pathway during the three-months ended September 30, 2005 were as follows:

	3 Months Ended September 30,	9 Months Ended September 30,

2005	$6,321	$18,380
2004	5,808	16,953

In addition, Pathway charges the Company CAD $1,100 per month for rent and other administrative services on a cost recovery basis as follows:

	3 Months Ended September 30,	9 Months Ended September 30,

2005	$12,290	$42,291
2004	NIL	NIL

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

6.     Financial Instruments and Risk Management (Cont'd):

(b)     Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. The Company does not yet have any sales, and accordingly, foreign exchange risk arises solely from the cash balances held in and costs incurred in China.

7.     Subsequent Event

The Company is currently incorporated under the corporate laws of Wyoming and is proposing to change it's jurisdiction of incorporation from Wyoming to the Canadian federal jurisdiction through a process known as a continuation. A continuation is a process by which a corporation which is not incorporated under the laws of Canada may change its jurisdiction of incorporation to Canada.

The continuation will not result in any material effect on our operations. The business and operations of the Company following the continuation will be identical in most respects to our current business, except that we will no longer be subject to the corporate laws of the State of Wyoming but will be subject to the Canada Business Corporations Act.

8.     Comparative Figures

Certain comparative figures have been reclassified to conform to the current period's presentation.

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of September 30, 2005, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period ended September 30, 2005, for the period ended September 30, 2004 and for the period from the inception of our mining business as of January 20, 2003 to September 30, 2005 of $57,913, $235,839 and $2,198,489 respectively. We did not earn any revenues during the period ended September 30, 2005 and the year ended December 31, 2004.

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

(ii)	An additional 50,000 shares were issued on Aug 8, 2004;
(iii)	Two years following the Approval Date a payment in the amount of $20,000 (PAID);
(iv)	Three years following the Approval Date a payment in the amount of $30,000
(v)	Four years following the Approval Date a payment in the amount of $40,000;
(vi)	Five years following the Approval Date a payment in the amount of $100,000; and
(vii)	Six years following the Approval Date a payment in the amount of $1,300,000 (the "Final Payment").

Upon the Company making the Final Payment to Nassau then the Company will own 100% of the Blue Mountain Project subject only to a 2% net smelter royalty on gold (the "Royalty") and the Company will have the right to buy down the Royalty to a 1% NSR by paying Nassau the sum of $1,500,000 at any time prior to completion of the first year of production. All payments are in U.S. dollars.

Red Rock (formerly LS Property)

On March 4, 2004, the Company acquired an option on the Red Rock Property, and has the right to acquire a 100% interest, in these 80 mineral claims located in Lander County, Nevada, subject to a retained 3% net smelter royalty. The Company made an initial $5,000 payment upon execution of the agreement dated February 27, 2004, and will, at the Company's option, make further cash payments totaling $1,400,000 over a 15 year period.

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

On September 12, 2005 the Company signed a letter of intent with Centerra (U.S.) Inc. (Centerra) in which Centerra can acquire up to an undivided 60% interest in the property with the Company and can subsequently acquire up to an additional 15% in the property. Under the terms of the proposed agreement, Centerra has agreed to spend a total of $1,900,000 over a 6 year period to acquire an undivided 60% interest in the property at which time Centerra will have the option to spend a further $3,100,000 over a 4 year period for an additional undivided 15% in the property.

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

Pursuant to the terms of the co-operative agreement, we agreed to invest, at our option, a total of US$3.1 million over three years to earn a 70% interest in the co-operative company. After a 70% interest is earned, at our option, we could earn a further 20 % interest in the co-operative company by investing an additional US$6 million.

In 2005 the Company reached an agreement with its joint venture partner and received government approval to terminate the co-operative agreement on its Dongchuan project. All unexpended amounts paid to the co-operative company will be returned to the Company and all rights to the property will be returned to Yunnan Nonferrous Mining and Geology Ltd. Before the unexpended amounts are returned, the Company has agreed to pay a termination fee of approximately $24,000.

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

Pursuant to the terms of the co-operative agreement, we have agreed to invest, at our option, a total of US$3.05 million over three years to earn an 80% interest in the co-operative company. After an 80% interest is earned, contributions to the co-operative company were to be made pro rata, provided that YNMG's interest can be diluted to not less than 10% if it elects not to make cash contributions.

In 2005 the Company reached an agreement with its joint venture partner and received government approval to terminate the co-operative agreement on its Gongguo project. All unexpended amounts paid to the co-operative company will be returned to the Company and all rights to the property will be returned to Yunnan Nonferrous Mining and Geology Ltd. Before the unexpended amounts are returned, the Company has agreed to pay a termination fee of approximately $24,000.

Our Proposed Exploration Program

We must conduct exploration to determine what amounts of minerals exist on our properties and if such minerals can be economically extracted and profitably processed.

Our exploration program is designed to efficiently explore and evaluate our properties.

We do not claim to have any mineral reserves whatsoever at this time on our properties.

Our anticipated exploration costs over the next twelve months consists of $50,000 on our Blue Mountain property. We anticipate Centerra spending a further $100,000 during the next twelve months, on exploring the Red Rock property, towards earning an interest in the property.

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

Results of Operations

We have included in this quarterly report, financial statements for the periods ended September 30, 2005 and 2004, and the period from January 20, 2003 (being the date of inception of our new business) to September 30, 2005.

Three-month period ended September 30, 2005

We incurred a net loss of $57,913 for the three-month period ended September 30, 2005, resulting in a loss per share of $0.00. The loss was attributable to operating expenses of $3,810 and a foreign exchange loss of $58,096 offset by interest income of $3,992.

During the period we incurred exploration expenses of $44,293 and a recovery from our Chinese joint ventures of $152,169. We also incurred $3,775 in business development expenses, $12,137 in consulting fees, $808 in depreciation and amortization, $1,737 in filing fees, $8,500 in general and administrative expenses, $6,321 in management fees, $40,878 in professional fees, $2,796 in rent, $14,642 in travel expenses and $19,523 in wages and benefits.

During the quarter we terminated our Chinese joint ventures which resulted in a recovery of previous expenses of $152,169 due to ownership increases to 100% from 70% and 80% for Dongchuan and Gongguo projects respectively. Accordingly the Company is entitled to receive all the assets from its inactive joint ventures after a termination fee is paid to our joint venture partners. The Company spent $44,293 on exploration compared to $22,421 in the previous year's quarter's period. Exploration expenses consist of geologist fees, previously paid through our joint ventures, as we concluded our projects in China. Exploration fees also included claim fees for our Blue Mountain which were $26,149 for the quarter. Professional fees were approximately equal to the prior period due to legal work involved in redomiciling the Company back to Canada from Wyoming during the current quarter and professional fees relating to work establishing our Chinese joint ventures in the previous quarter. Business development relates to expenses incurred analyzing property opportunities and, in the prior year, included expenses establishing business contacts in China. We had started to focus our efforts on our projects in China during the prior year's quarter and, accordingly, our business development expenses decreased from the absence of China related activities. Consulting expense relates to contracted geologist fees, including fees to a director of the company. Consulting fees decreased compared to the prior quarter as the services of the geologist who was responsible for sourcing and managing our projects in China was paid only for one month of services compared with payments for three months of services in the previous quarter. Travel expenses decreased as travel to China during the prior period's quarter did not occur in the current quarter. Wages and benefits remained approximately equal compared to the prior year's quarter as the new Chief Executive Officer hired by the company was employed for the entire quarter for both years. Management fees were constant as the monthly charge is approximately $2,000 per month.

Three-month period ended September 30, 2004

We incurred a net loss of $235,839 for the quarter ended September 30, 2004, resulting in a loss per share of $0.02. The loss was attributable to operating expense of $223,077 and foreign exchange loss of $12,762.

During the quarter we incurred $7,489 in Business Development, $528 in depreciation and amortization, $37,417 in consulting fees, $13,774 in equity in operations of joint ventures, $22,421 in exploration expense, $3,127 in filing fees, $8,561 in general and administrative expenses, $5,808 in management fees, $37,938 in professional fees, $10,960 in rent, and $40,197 in travel and conference.

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

Nine-month period ended September 30, 2005

We incurred a net loss of $656,057 for the nine-month period ended September 30, 2005, resulting in a loss per share of $0.03. The loss was attributable to operating expenses of $638,704, interest expense of $1,733 and a foreign exchange loss of $21,154 which was offset by interest income of $5,533.

During the period we incurred $25,910 in business development expenses, $2,350 in depreciation and amortization, $82,424 in consulting fees, $192,460 in exploration expense, $26,136 in filing fees, $30,250 in general and administrative expenses, $18,380 in management fees, $3,140 in marketing and promotion expenses, $126,984 in professional fees, $8,986 in rent, $50,993 in travel and conference and $68,551 in wages and benefits.

Expenses remained approximately equal compared to the prior year's period as we ceased our projects in China and starting the process of winding up our joint ventures. Exploration expenses, not including our joint venture loss, relate to geologist fees and assay costs as we concluded our projects in China. These expenses were previously paid through our joint ventures. Also included are exploration expenses relating to work performed on our Red Rock and Blue Mountain properties. This work included mapping, sampling, data compilation, claims fees and also includes costs related to area reconnaissance work. The exploration expenses related to Red Rock were as follows: $7,014 in geologist fees, $2,217 in analysis, $3,756 in supplies, travel and transportation and $18,257 in staking and claim fees. The exploration expenses related to Blue Mountain consisted of $26,149 in claims fees. Business development relates to expenses incurred reviewing property opportunities and establishing business contacts in China during the first two quarters of our fiscal year. Business development increased over the prior period as we had just started to focus our efforts on our projects in China a year ago. Consulting expense relates to contracted geologist fees, including a director of the company, to perform certain exploration activities. Consulting fees decreased compared to the prior quarter as we retained the service of Mr. Lee, who was responsible for sourcing and managing our projects in China. We agreed to compensate Mr. Lee retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Professional fees increased primarily due to legal work involved in redomiciling the Company back to Canada from Wyoming. Travel expenses decreased as several directors spent time traveling in China during the prior period's quarter and the Company agreed reimburse Mr. Lee for travel expenses in China retro-active to November 2003. Wages and benefits also increased over the prior year's quarter as the company hired a new Chief Executive Officer who joined the company in late June 2004. Management fees were constant as the monthly charge is approximately $2,000 per month.

Nine-month period ended September 30, 2004

We incurred a net loss of $653,711 for the nine-month period ended September 30, 2004, resulting in a loss per share of $0.05. The loss was attributable to operating expenses of $635,367, and foreign exchange loss of $18,344.

During the period we incurred $7,489 in business development, $1,104 in depreciation and amortization, $144,390 in consulting fees, $13,774 in equity in operations of joint ventures, $113,178 in exploration expense, $10,774 in filing fees, $28,507 in general and administrative expenses, $16,953 in management fees, and $99,301 in professional fees, $25,439 in rent, $1,075 in organization expense and $128,491 in travel and conference.

Expenses increased over the prior year period due to the increased activities as we enter the mining business. Business development relates to expenses incurred in establishing business contacts in China. Consulting fees increased as we contracted several geologists, including a director, to perform certain exploration activities. We also retained the services of director Mr. Lee. We agreed to compensate Mr. Lee retro-active to November 2003 as this is when he began his efforts to acquire properties in China. Mr. Lee will be focused on property generation as well as assisting in exploration. We have also accrued consulting fees for work performed on an SB-2 registration with the SEC. The majority of the exploration expense related to work performed on our Blue Mountain Property. This work included mapping, sampling, data compilation and claims fees. Also included in exploration expense are staking fees on the NBM and LS Properties (see our 2003 10KSB for further information on the properties), which were acquired during the nine-month period ended September 30, 2004. Exploration expense also includes costs related to area reconnaissance work. The exploration expenses related to Blue Mountain was as follows: $51,750 in geologist fees and $48,880 in staking fees. Management fees were constant as the monthly charge is approximately $1,675 per month. Professional fees increased as we incurred legal fees in preparing an SB-2 registration statement, as well as to draft the joint-venture agreements in China. Travel fees increased due to travel to, and within China.

Period of inception of the mining business, January 20, 2003 to September 30, 2005

We incurred a net loss of $2,198,489 for the period of inception to September 30, 2005, resulting in a loss per share of $0.14. The loss was attributable to operating expenses of $2,146,526 and interest expense of $1,733 which was offset by a foreign exchange loss of $55,763 and interest income of $5,533.

Balance Sheets

Total cash and cash equivalents as at September 30, 2005 and December 31, 2004, were respectively, $638,749 and $1,497,859. Working capital as at September 30, 2005, and December 31, 2004, were respectively, $1,102,776 and $826,605.

The increase in working capital between September 30, 2005 and December 31, 2004 was primarily attributable to the closing of the private placement in the amount of $2,270,350. A total of $1,639,065 of the private placement had already been collected at December 31, 2004 and was recognized as subscriptions received in advance of share offering. No revenue was generated during the period.

Total share capital as at September 30, 2005 and December 31, 2004, was respectively, $7,899,276 and $5,628,926. Total shares outstanding as at September 30, 2005 and December 31, 2004, were respectively, 24,572,700 and 17,004,865.

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

During 2004, we entered into leasing agreements with respect to office and equipment leases expiring in January 2007. Arrangement has been made for Pathway Capital Ltd., a related party to manage and assume payment of these leases. The company will reimburse Pathway based on estimated usage of office space and other equipments on a cost recovery basis. The balance of the 2005 lease obligation for the office space is estimated to be $4,292.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 19, 2005, we completed our public offering and sold 7,567,835 shares of common stock and raised $2,270,350. There was no underwriter involved in our public offering. The proceeds from the offering were partially used during the quarter ended September 30, 2005 to cover exploration and working capital expenses. The amount of proceeds used decreased compared to the prior quarter as the ownership in both our joint ventures increased to 100% from 70% and 80% for Dongchuan and Gongguo respectively.

The following amounts were paid from the proceeds of the offering:

Exploration expenses	$403,613
Working capital	632,166
Total	$1,035,779

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

Date this 14th day of November, 2005.

LUNA GOLD CORP.

By:	/s/ Tim Searcy
Tim Searcy, President and Principal Executive Officer

By:	/s/ Marcel De Groot
Marcel De Groot, Principal Financial Officer